Form 10-Q
period 2010-06-30
ETFS PALLADIUM TRUST
filed 2010-08-13
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from________ to________

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

7,550,000 shares outstanding as of August 11, 2010.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

ETFS PALLADIUM TRUST

Item 1. Financial Statements (unaudited)

Condensed Statements of Condition (unaudited)
At June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009

ASSETS
Investment in palladium (1)	$360,400,691	$3,930,000

Total Assets	$360,400,691	$3,930,000

LIABILITIES
Palladium Payable	$11,118,058	$—
Accounts payable to Sponsor	181,196	—

Total Liabilities	$11,299,254	$—

Redeemable Shares:
Shares at redemption value to investors (2)	$349,101,437	$4,020,000

Shareholders’ Deficit	—	(90,000)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$360,400,691	$3,930,000

(1)	The cost of investment in palladium at June 30, 2010 was $375,202,802 and at December 31, 2009 the market value of palladium was $4,020,000.
(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at June 30, 2010 were 7,850,000 and at December 31, 2009 were 100,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Operations (unaudited)
For the three months and six months ended June 30, 2010

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
REVENUES

Value of palladium transferred to pay expenses	$473,037	$608,514
Cost of palladium transferred to pay expenses	(435,720)	(574,039)

Gain on palladium transferred to pay expenses	37,317	34,475

Gain on palladium distributed for the redemption of shares	1,144,602	1,144,602
Unrealized Loss on Investment in palladium	(14,802,112)	(14,802,112)

Total Loss on palladium	(13,620,193)	(13,623,035)

EXPENSES

Sponsor fees	533,291	790,754

Total Expenses	533,291	790,754

Net Loss from Operations	$(14,153,484)	$(14,413,789)

Net Loss per share	$(1.96)	$(2.59)

Weighted average number of shares	7,226,923	5,560,497

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Cash Flows (unaudited)
For the three months and six months ended June 30, 2010

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
INCREASE / (DECREASE) IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of palladium	$—	$—
Cash expenses paid	—	—
Increase in cash resulting from operations	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of palladium received for creation of shares	$142,403,548	$381,041,201

Value of palladium distributed for redemption of shares - at average cost	$9,193,432	$9,193,432

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Gain (Loss) from Operations	$(14,153,484)	$(14,413,789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in palladium assets	(117,971,798)	(356,470,691)
Increase in palladium payable	11,118,058	11,118,058
Increase in accounts payable to sponsor	59,651	181,196
Increase/(Decrease) in redeemable shares:
Creations	142,403,548	381,041,201
Redemptions	(21,455,975)	(21,455,975)

Net cash provided by operating activities	$—	$—

Supplemental Disclosure of Non-Cash Item:
Value of palladium transferred to pay expenses	$473,037	$608,514

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (unaudited)

For the six months ended June 30, 2010

Six Months Ended June 30, 2010

Shareholders’ Deficit - Opening balance	$(90,000)
Net Loss for the period	(14,413,789)
Adjustment of Redeemable Shares to redemption value	14,503,789

Shareholders’ Deficit – Closing balance	$—

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

The ETFS Palladium Trust (the “Trust”) is an investment trust formed on December 30, 2009 (the “Date of Inception”), under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds palladium bullion and issues shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in an ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands’ based company. The Trust is governed by the Trust Agreement.

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position for the three and six months ended June 30, 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s prospectus. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Loco London allocated palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, and is valued, for financial statement purposes, at the lower of cost or market. The cost of palladium is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (“NAV”) of the Trust. Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix price for an ounce of palladium is set using the afternoon session of the twice daily fix of the price of palladium by four members of the London Platinum and Palladium Market.

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

The table below summarizes the unrealized gains or losses on the Trust’s palladium holdings as of June 30, 2010 and December 31 2009:

	June 30, 2010	December 31, 2010

Investment in palladium - average cost	$375,202,802	$3,930,000
Unrealized (Loss)/Gain on investment in palladium	(14,802,111)	90,000

Investment in palladium - market value	$360,400,691	$4,020,000

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

2.2.	Palladium Payable

Palladium payable represents the quantity of palladium covered by contractually binding orders for the redemption of shares where the palladium has not yet been transferred out the Trust’s account. Generally, ownership of the palladium is transferred within three days of trade date. As of June 30, 2010 there was $11,118,058 of palladium payable.

2.3.	Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the palladium required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated palladium account, either loco London or loco Zurich, established with the Custodian or a palladium clearing bank by an Authorized Participant.

ETFS PALLADIUM TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.3.	Creations and Redemptions of Shares (continued)

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. The typical settlement period for Shares is three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When palladium is exchanged in settlement of redemption, it is considered a sale of palladium for financial statement purposes.

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the three months ended June 30, 2010 are as follows:

	Six Months Ended June 30, 2010	For the period from December 30, 2009* through December 31, 2009

Number of Redeemable Shares:

Opening Balance	100,000	—
Creations	8,200,000	100,000
Redemptions	(450,000)	—

Closing Balance	7,850,000	100,000

	Six Months Ended June 30, 2010	For the period from December 30, 2009* through December 31, 2009
Redeemable Shares:

Opening Balance	$4,020,000	$—
Creations	381,041,201	3,930,000
Redemptions	(21,455,975)	—
Adjustment to redemption value	(14,503,789)	90,000

Closing Balance	$349,101,437	$4,020,000

Redemption Value per Share at Period End	$44.47	$40.20

*Date of Inception.

2.4.	Revenue Recognition Policy

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

ETFS PALLADIUM TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.4.	Revenue Recognition Policy (continued)

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

The following represents the changes in ounces of palladium and the respective values for the period for the six months ended June 30, 2010 and for the period from the date of inception through December 31, 2009:

	Six Months Ending June 30, 2010	For the period from December 30, 2009* through December 31, 2009
Ounces of Palladium:
Opening Balance	10,000.0	—
Creations	819,299.0	10,000.0
Redemptions (excluding palladium payable at June 30 2010 – 24,928.4)	(19,957.3)	—
Transfers of palladium	(1,268.0)	—

Closing Balance	808,073.7	10,000.0

Investment in Palladium (lower of cost or market):
Opening Balance	$3,930,000	$—
Creations	381,040,280	3,930,000
Redemptions (excluding palladium payable at June 30 2010 – $11,118,058)	(9,193,438)	—
Transfers of palladium	(574,039)	—
Unrealized Loss on Investment in palladium	(14,802,112)	—

Closing Balance	$360,400,691	$3,930,000

*Date of Inception

ETFS PALLADIUM TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.7.	Expenses

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

At June 30, 2010 the fees payable to the Sponsor were $181,196.

2.8.	Organization Cost

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

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) is indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents.

The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

ETFS PALLADIUM TRUST

Notes to the Unaudited Condensed Financial Statements

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on December 30, 2009. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

Shares of the Trust began trading on the New York Stock Exchange (the “NYSE”) Arca under the symbol “PALL” on January 8, 2010.

Valuation of Palladium and Computation of NAV

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or as soon as practicable after 4:00PM. New York time, on such day (the “Evaluation Time”) the Trustee values the palladium held by the Trust and determines both the ANAV and the NAV of the Trust.

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

The Quarter Ended June 30, 2010

During the period the market value of the Trust’s assets grew from $269,810,048 on April 1, 2010 to $360,400,691 at quarter end, representing a 33.58% increase. The number of Shares outstanding also increased from 5,500,000 at April 1, 2010 to 7,850,000 at quarter end, with 56 Baskets created and 9 Baskets redeemed representing 2,350,000 net Shares created.

The NAV per Share decreased from $49.03 on April 1, 2010 to $44.47 on June 30, 2010, representing a 9.30% decrease during the quarter. The NAV per share decreased slightly less than the price per ounce of palladium ($491.00 on April 1, 2010 to $446.00 on June 30, 2010) due to Sponsor’s Fees, which were $533,291 for the quarter.

The NAV per Share of $57.00 on April 26, 2010, was the highest during the period, compared with a low of $41.80 on May 21, 2010.

Net loss for the quarter was $14,153,484, resulting from a net gain of $1,144,602 on palladium distributed for the redemption of Baskets, an unrealized loss on investment in palladium of $14,802,112 (due to the market value of palladium falling below the average cost) and a net gain of $37,317 on the transfer of palladium to pay Sponsor’s Fees, which were $533,291 for the quarter. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

The Period from Date of Inception (December 30, 2009) to June 30, 2010

On December 30, 2009, the Trust was formed as a legal entity with an initial deposit of palladium. On January 8, 2010 the Trust’s Shares commenced trading on the NYSE Arca under the symbol PALL, and the Trust commenced operations, began accruing expenses and began the calculation of NAV (the “Commencement of Operations”). The market value of the assets of the Trust were $4,310,000 and the NAV per Share was $43.10 as of the close of business on January 8, 2010.

The market value of the Trust’s assets at June 30, 2010 were $360,400,691 representing an 8,262.0% increase from the asset level as of close of business on the Commencement of Operations. The number of Shares outstanding at June 30, 2010 was 7,850,000 with 166 Baskets (representing 8,300,000 Shares) created and 9 Baskets (representing 450,000 Shares) redeemed during the period from the Date of Inception to June 30, 2010.

The NAV per Share increased from $43.10 on January 8, 2010 to $44.47 on June 30, 2010 representing a 3.18% increase from the close of business on the Commencement of Operations. The NAV per Share increased slightly less than the price per ounce of palladium ($431.00 on January 8, 2010 to $446.00 on June 30, 2010) due to Sponsor’s Fees, which were $790,754 for the period, or 0.60% of the Trust’s assets on an annualized basis. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

The NAV per Share of $57.00 on 26 April, 2010, was the highest during the period, compared with a low of $39.48 on February 5, 2010.

Net loss for the period ended June 30, 2010 was $14,413,789 resulting from a net gain of $34,475 on the transfer of palladium to pay the Sponsor’s Fees, which were $790,754, a gain on palladium distributed for the redemption of shares of $1,144,602, and an unrealized loss on investment in palladium of $14,802,112 (due to the market value of palladium falling below the average cost).

Liquidity & Capital Resources

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the

Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At June 30, 2010 the Trust did not have any cash balances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2010 nine Baskets were redeemed as follows:

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Palladium Per Share

04/01/10-04/30/10	0	0	—
05/01/10-05/31/10	3	150,000	0.0998
06/01/10-06/30/10	6	300,000	0.0997

Total	9	450,000	0.0997

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: August 13, 2010	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	/s/ Thomas Quigley

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