Form 10-Q
period 2010-09-30
ETFS PALLADIUM TRUST
filed 2010-11-12
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
(212) 918-4954

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Yes ☐ No ☒

9,150,000 shares outstanding as of November 11, 2010.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ETFS PALLADIUM TRUST

Condensed Statements of Condition (unaudited)
 At September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009

ASSETS

Investment in Palladium (1)	$334,880,107	$3,930,000
Palladium receivable	25,672,443	—

Total Assets	$360,552,550	$3,930,000

LIABILITIES

Accounts payable to Sponsor	193,993	—

Total Liabilities	$193,993	$—

Redeemable Shares:
Shares at redemption value to investors (2)	$436,441,277	$4,020,000

Shareholders’ Deficit	(76,082,720)	(90,000)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$360,552,550	$3,930,000

(1)	The market value of investment in Palladium as at September 30, 2010 was $410,962,827 and as at December 31, 2009 the market value of Palladium was $4,020,000.
(2)	Authorized Share capital is unlimited and no par value per Share. Shares issued and outstanding as at September 30, 2010 were 7,650,000 and as at December 31, 2009 were 100,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Operations (unaudited)
For the three months and nine months ended September 30, 2010

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

REVENUES

Value of Palladium transferred to pay expenses	$550,980	$1,159,494
Cost of Palladium transferred to pay expenses	(544,830)	(1,118,869)

Gain on Palladium transferred to pay expenses	6,150	40,625

Gain on Palladium distributed for the redemption of Shares	3,534,206	4,678,808
Unrealized gain on Investment in Palladium	14,802,112	—

Total gain on Palladium	$18,342,468	$4,719,433

EXPENSES

Sponsor fees	564,314	1,355,068

Total expenses	564,314	1,355,068

Net gain from operations	$17,778,154	$3,364,365

Net gain per Share	$2.35	$0.54

Weighted average number of Shares	7,567,935	6,236,081

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Cash Flows (unaudited)
For the three months and nine months ended September 30, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Cash proceeds received from transfer of Palladium	$—	$—
Cash expenses paid	—	—
Increase in cash resulting from operations	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Palladium received for creation of Shares	$11,111,712	$392,151,991

Value of Palladium distributed for redemption of Shares - at average cost	$50,889,577	$60,083,016

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Net gain from operations	$17,778,154	$3,364,365
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Increase)/decrease in Palladium assets	25,520,584	(330,950,107)
Increase in Palladium receivable	(25,672,443)	(25,672,443)
Increase in unrealized gain on Palladium receivable	268,823	268,823
Decrease in Palladium payable	(11,118,058)	—
Increase in accounts payable to Sponsor	12,797	193,993
Increase/(decrease) in redeemable Shares:
Creations	36,516,298	417,557,499
Redemptions	(43,306,155)	(64,762,130)

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash item:
Value of Palladium transferred to pay expenses	$550,980	$1,159,494

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Changes in Shareholders’ Deficit (unaudited)
For the nine months ended September 30, 2010

Nine Months Ended September 30, 2010

Shareholders’ Deficit – opening balance	$(90,000)
Net Gain for the period	3,364,365
Adjustment of Redeemable Shares to redemption value	(79,625,908)
Adjustment of Palladium receivable to market value	268,823

Shareholders’ Deficit – closing balance	$(76,082,720)

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

The ETFS Palladium Trust (the “Trust”) is an investment trust formed on December 30, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds Palladium bullion and issues shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of Palladium and distributes Palladium in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s prospectus. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Loco London allocated Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of Palladium is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of Palladium, or Palladium distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix price for an ounce of Palladium is set using the afternoon session of the twice daily fix of the price of Palladium by four members of the London Platinum and Palladium Market.

Once the value of Palladium has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Palladium and all other assets held by the Trust.

ETFS PALLADIUM TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.1.	Valuation of Palladium (continued)

The table below summarizes the unrealized gains or losses on the Trust’s Palladium holdings as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2010

Investment in Palladium - average cost	$334,880,107	$3,930,000
Unrealized loss/gain on investment in Palladium	76,082,720	90,000

Investment in Palladium - market value	$410,962,827	$4,020,000

The Trust recognizes the diminution in value of the investment in Palladium which arises from market declines on an interim basis. Increases in the value of the investment in Palladium through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value. For the three months ended September 30, 2010, an unrealized gain of $14,802,112 was recorded, representing a recovery in the value of Palladium market price from June 30, 2010.

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

2.2.	Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of Palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the Palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of the Palladium is transferred within three days of trade date. As of September 30, 2010 there was $25,672,443 of Palladium receivable and no Palladium payable and as of December 31, 2009 there was no Palladium receivable or payable.

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the nine months ended September 30, 2010 are as follows:

Number of Redeemable Shares:	Nine Months Ended September 30, 2010	December 30, 2009* through December 31, 2009

Opening balance	100,000	—
Creations	8,850,000	100,000
Redemptions	(1,300,000)	—

Closing balance	7,650,000	100,000

Redeemable Shares:	Nine Months Ended September 30, 2010	December 30, 2009* through December 31, 2009

Opening balance	$4,020,000	$—
Creations	417,557,499	3,930,000
Redemptions	(64,762,130)	—
Adjustment to redemption value	79,625,908	90,000

Closing balance	$436,441,277	$4,020,000

Redemption value per Share at period end	$57.05	$40.20

*Date of Inception.

2.4.	Revenue Recognition Policy

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

The following represents the changes in ounces of Palladium and the respective values for the period for the nine months ended September 30, 2010 and for the period from the Date of Inception through December 31, 2009:

	Nine Months Ending September 30, 2010	December 30, 2009* through December 31, 2009

Ounces of Palladium:
Opening balance	10,000.0	—
Creations (excluding Palladium receivable at September 30, 2010 - 44,803.6)	839,212.1	10,000.0
Redemptions	(129,558.0)	—
Transfers of Palladium	(2,441.5)	—

Closing balance	717,212.6	10,000.0

ETFS PALLADIUM TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.6.	Investment in Palladium (continued)

	Nine Months Ending September 30, 2010	December 30, 2009* through December 31, 2009

Investment in Palladium (lower of cost or market):
Opening balance	$3,930,000	$—
Creations (excluding Palladium receivable at September 30, 2010 - $25,403,620)	392,151,991	3,930,000
Redemptions	(60,083,016)	—
Transfers of Palladium	(1,118,868)	—

Closing balance	$334,880,107	$3,930,000

*Date of Inception

2.7.	Expenses

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

At September 30, 2010 the fees payable to the Sponsor were $193,993.

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

ETFS PALLADIUM TRUST

Notes to the Unaudited Condensed Financial Statements

4.	Concentration of Risk

The Trust’s sole business activity is the investment in Palladium, and substantially all the Trust’s assets are holdings of Palladium which creates a concentration of risk associated with fluctuations in the price of Palladium. Several factors could affect the price of Palladium, including: (i) global Palladium supply and demand, which is influenced by factors such as forward selling by Palladium producers, purchases made by Palladium producers to unwind Palladium hedge positions, central bank purchases and sales, and production and cost levels in major Palladium-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that Palladium will maintain its long-term value in terms of purchasing power in the future. In the event that the price of Palladium declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on the Date of Inception. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “PALL”.

Valuation of Palladium and Computation of Net Asset Value

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

The Quarter Ended September 30, 2010

During the period the market value of the Trust’s assets increased from $350,299,776 on July 1, 2010 to $436,635,270 at quarter end, representing a 24.65% increase. The number of Shares outstanding decreased from 7,850,000 at July 1, 2010 to 7,650,000 at September 30, 2010, with 13 Baskets created and 17 Baskets redeemed, representing 200,000 net Shares redeemed.

The NAV per Share increased from $43.22 on July 1, 2010 to $57.05 on September 30, 2010, representing a 32.00% increase during the quarter. The NAV per Share increased proportionately slightly less than the price per ounce of Palladium ($433.50 on July 1, 2010 to $573.00 on September 30, 2010) due to the Sponsor’s Fee, which was $564,314 for the quarter.

The NAV per Share of $57.05 on September 30, 2010, was the highest during the period, compared with a low of $43.07 on July 6, 2010.

Net gain for the quarter was $17,778,154, resulting from a net gain of $3,534,206 on Palladium distributed for the redemption of Baskets, an unrealized gain on investment in Palladium of $14,802,112 (due to the reversal of the loss arising from the market value of Palladium falling below the average cost in the prior quarter) and a net gain of $6,150 on the transfer of Palladium to pay Sponsor’s Fees, which were $564,314 for the quarter. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

The Period from Date of Inception (December 30, 2009) to September 30, 2010

On December 30, 2009, the Trust was formed as a legal entity with an initial deposit of Palladium. On January 8, 2010 the Trust’s Shares commenced trading on the NYSE Arca under the symbol PALL, and the Trust commenced operations, began accruing expenses and began the calculation of NAV (the “Commencement of Operations”). The market value of the assets of the Trust were $4,310,000 and the NAV per Share was $43.10 on January 8, 2010.

The market value of the Trust’s assets at September 30, 2010 were $436,635,270. The number of Shares outstanding at September 30, 2010 was 7,650,000 with 179 Baskets (representing 8,950,000 Shares) created and 26 Baskets (representing 1,300,000 Shares) redeemed during the period from the Date of Inception to September 30, 2010.

The NAV per Share increased from $43.10 on January 8, 2010 to $57.05 on September 30, 2010 representing a 32.37% increase from the close of business on the Commencement of Operations. The NAV per Share increased proportionately slightly less than the price per ounce of Palladium ($431.00 on January 8, 2010 to $573.00 on September 30, 2010) due to Sponsor’s Fees, which were $1,355,068 for the period, or 0.60% of the Trust’s assets on an annualized basis. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

The NAV per Share of $57.05 on September 30, 2010, was the highest during the period, compared with a low of $39.48 on February 5, 2010.

Net gain for the period ended September 30, 2010 was $3,364,365 resulting from a net gain of $40,625 on the transfer of Palladium to pay the Sponsor’s Fees, which were $1,355,068, and a gain on Palladium distributed for the redemption of Shares of $4,678,808.

Liquidity & Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust’s only source of liquidity is its transfers and sales of Palladium.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Palladium to pay the

Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Palladium to the Sponsor. At September 30, 2010 the Trust did not have any cash balances.

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

There have been changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting; these changes have occurred as a result of the Sponsor’s review of the control processes; the changes made strengthen the review and reconciliation procedures over the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2010:

13 Baskets were created.

17 Baskets were redeemed as follows:

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Palladium Per Share

07/01/10-07/31/10	6	300,000	0.0997
08/01/10-08/31/10	—	—	—
09/01/10-09/30/10	11	550,000	0.0996

Total	17	850,000	0.0996

Item 3. Defaults Upon Senior Securities

         None.

Item 4. (Removed and Reserved)

         None.

Item 5. Other Information

         None.

Item 6. Exhibits

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

ETF SECURITIES USA LLC Sponsor of the ETFS Palladium Trust
(Registrant)

Date: November 12, 2010	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	/s/ Thomas Quigley

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