Form 10-Q
period 2011-03-31
ETFS PALLADIUM TRUST
filed 2011-05-13
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____________ to _____________

Commission File Number: 001-34589

ETFS PALLADIUM TRUST
(Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ETF Securities USA LLC 48 Wall Street, 11th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)

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
Yes     ☐     No     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐     No     ☒

10,200,000 Shares outstanding as of May 12, 2011

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

ETFS PALLADIUM TRUST

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010

ASSETS

Investment in palladium (1)	$602,899,913	$597,199,695
Palladium receivable	—	23,590,861

Total assets	$602,899,913	$620,790,556

LIABILITIES

Fees payable to Sponsor	$423,661	$437,490

Total liabilities	$423,661	$437,490

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$794,579,092	$884,637,847
Shareholders’ deficit	(192,102,840)	(264,284,781)

Total liabilities, redeemable Shares & shareholders’ deficit	$602,899,913	$620,790,556

(1) The market value of investment in palladium at March 31, 2011 is $795,002,753 and at December 31, 2010 is $861,484,476.
(2) Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at March 31, 2011 were 10,450,000 and at December 31, 2010 were 11,250,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2011 and March 31, 2010

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

REVENUES

Value of palladium transferred to pay expenses	$1,344,032	$135,477
Cost of palladium transferred to pay expenses	(949,366)	(138,319)

Gain / (loss) on palladium transferred to pay expenses	$394,666	$(2,842)

Gain on palladium distributed for the redemption of Shares	$37,684,098	$—

Total gain / (loss) on palladium	$38,078,764	$(2,842)

EXPENSES

Sponsor’s Fee (Note 2.7)	$1,330,201	$257,463

Total expenses	$1,330,201	$257,463

Net gain / (loss) from operations	$36,748,563	$(260,305)

Net gain / (loss) per Share	$3.23	$(0.07)

Weighted average number of Shares	11,372,222	3,875,556

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2011 and March 31, 2010

	3 Months Ended March 31, 2011	3 Months Ended March 31, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of palladium	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	$—	$—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of palladium received for creation of Shares - net of palladium receivable	$121,742,593	$238,637,653

Value of palladium distributed for redemption of Shares - at average cost	$115,093,009	$—

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain / (loss) from operations	$36,748,563	$(260,305)
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
(Increase) in palladium assets	(5,700,218)	(238,498,893)
Decrease in palladium receivable	23,590,861	—
(Decrease) / increase in amounts payable to Sponsor	(13,829)	121,545
Increase / (decrease) in redeemable Shares:
Creations	98,151,729	238,637,653
Redemptions	(152,777,106)	—

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of palladium transferred to pay expenses	$1,344,032	$135,477

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the three months ended March 31, 2011

3 Months Ended March 31, 2011

Shareholders’ deficit - opening balance	$(264,284,781)
Net gain for the period	36,748,563
Adjustment of redeemable Shares to redemption value	35,433,378

Shareholders’ deficit - closing balance	$(192,102,840)

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2011 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

2.1. Valuation of Palladium

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust, and is valued for financial statement purposes, at the lower of cost or market. The cost of palladium is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix is the afternoon session of the twice daily fix of the price of an ounce of palladium which starts at 2:00 PM London, England time and is performed in London by the four members of the London Platinum and Palladium Market.

Once the value of palladium has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the palladium and all other assets held by the Trust.

ETFS PALLADIUM TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Palladium (Continued)

The table below summarizes the unrealized gains on the Trust’s palladium holdings as of March 31, 2011 and for the period from December 30, 2009 (the “Date of Inception”) through December 31, 2010:

	March 31, 2011	December 31, 2010

Investment in palladium - average cost	$602,899,913	$597,199,695
Unrealized gain on investment in palladium	$192,102,840	264,284,781

Investment in palladium - market value	$795,002,753	$861,484,476

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

2.2. Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of the palladium is transferred within three days of trade date. As of March 31, 2011 there was no palladium receivable or palladium payable and as of December 31, 2010 there was $23,590,861 of palladium receivable and $0 of palladium payable.

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

ETFS PALLADIUM TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares (Continued)

When palladium is exchanged in settlement of redemption, it is considered a sale of palladium for financial statement purposes.

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for March 31, 2011 and for the period from December 30, 2009 (the “Date of Inception” through December 31, 2010 are as follows:

	Three Months Ended March 31, 2011	Period December 30, 2009* through December 31, 2010

Number of redeemable Shares
Opening balance	11,250,000	—
Creations	1,200,000	13,050,000
Redemptions	(2,000,000)	(1,800,000)

Closing balance	10,450,000	11,250,000

Redeemable Shares
Opening balance	$884,637,847	$—
Creations	98,151,729	709,715,700
Redemptions	(152,777,106)	(102,026,579)
Adjustments to redemption value	(35,433,378)	276,948,726

Closing balance	$794,579,092	$884,637,847

Redemption value per Share at period end	$76.04	$78.63

* Date of inception

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Trust has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.6. Investment in Palladium

The following represents the changes in ounces of palladium and the respective values for the three months ended March 31, 2011 and for the period from December 30, 2009 (the “Date of Inception” through December 31, 2010:

	Three Months Ended March 31, 2011	Period December 30, 2009* through December 31, 2010

Ounces of Palladium
Opening balance	1,089,108.1	—
Creations (excluding palladium receivable at March 31, 2011- 0 and December 31, 2010 -29,824.1	149,049.3	1,272,055.2
Redemptions	(198,617.1)	(179,276.9)
Transfers of palladium	(1,677.7)	(3,670.2)

Closing balance	1,037,862.6	1,089,108.1

Investment in Palladium (lower of cost or market)
Opening balance	$597,199,695	$—
Creations (excluding palladium receivable at March 31, 2011- $0 and December 31, 2010 -$23,590,861	121,742,593	686,119,618
Redemptions	(115,093,009)	(87,202,088)
Transfers of palladium	(949,366)	(1,717,835)

Closing balance	$602,899,913	$597,199,695

* Date of inception

2.7. Expenses

The Trust will transfer palladium to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.60% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears.

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

For the three months ended March 31, 2011 and March 31, 2010 the Sponsor’s Fee was $1,330,201 and $257,463 respectively. At March 31, 2011 and at December 31, 2010, the fees payable to the Sponsor were $423,661 and $437,490 respectively.

ETFS PALLADIUM TRUST

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

6. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. On April 20, 2011, the Trust submitted an S-3 filing to the SEC, as the Trust is deemed to be a well-known seasoned issuer under SEC rules. As part of this filing, the Trust registered an additional 13.5 million Shares.

ETFS PALLADIUM TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on the Date of Inception. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “PALL”.

Valuation of Palladium and Computation of Net Asset Value

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or as soon as practicable after 4:00 p.m. New York time on such day, (the “Evaluation Time”) the Trustee values the palladium held by the Trust and determines both the ANAV and the NAV of the Trust.

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

The Trustee then subtracts from the ANAV the amount of Sponsor’s Fees computed for such day to determine the net asset value (“NAV”) of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

The Quarter Ended March 31, 2011

The NAV of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the palladium owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $884,637,847 at December 31, 2010 to $794,579,092 at March 31, 2011, a 10.18% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of palladium, which fell 3.16% from $791.00 at December 31, 2010 to $766.00 at March 31, 2011.

There was a decrease in outstanding Shares from 11,250,000 Shares at December 31, 2010 to 10,450,000 Shares at March 31, 2011, a result of 1,200,000 Shares (24 Baskets) being created and 2,000,000 Shares (40 Baskets) being redeemed during the quarter.

NAV per Share decreased 3.29% from $78.63 at December 31, 2010 to $76.04 at March 31, 2011. The Trust’s NAV per Share decreased slightly more than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $1,330,201 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per share of $85.22 at February 21, 2011 was the highest during the quarter, compared with a low of $69.50 at March 15, 2011.

ETFS PALLADIUM TRUST

Net gain from operations for the quarter ended March 31, 2011 was $36,748,563, resulting from a net gain of $394,666 on the transfer of palladium to pay expenses and a net gain of $37,684,098 on palladium distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,330,201. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At March 31, 2011 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

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

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PALLADIUM TRUST

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Item 2(a). None.

          Item 2(b). Not applicable.

          Item 2(c). For the three months ended March 31, 2011:

24 Baskets were created.

40 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Palladium Per Share

January 2011	2	100,000	0.0994
February 2011	16	800,000	0.0993
March 2011	22	1,100,000	0.0993

Total	40	2,000,000	0.0993

Item 3. Defaults Upon Senior Securities

          None.

Item 4. (Removed and Reserved)

          None.

Item 5. Other Information

          None.

ETFS PALLADIUM TRUST

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: May 13, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	/s/ Thomas Quigley

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