Form 10-Q
period 2011-09-30
ETFS PALLADIUM TRUST
filed 2011-11-09
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

As of November 7, 2011, ETFS Palladium Trust has 6,800,000 ETFS Physical Palladium Shares outstanding.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

ETFS PALLADIUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS

Investment in palladium (1)	$466,866,592	$597,199,695
Palladium receivable	—	23,590,861

Total assets	$466,866,592	$620,790,556

LIABILITIES

Accounts payable to Sponsor	$265,163	$437,490
Palladium payable	9,114,828	—

Total liabilities	$9,379,991	$437,490

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$470,925,019	$884,637,847
Shareholders’ deficit	(13,438,418)	(264,284,781)

Total liabilities, redeemable Shares & shareholders’ deficit	$466,866,592	$620,790,556

(1)	The market value of investment in palladium at September 30, 2011 was $480,305,010 and at December 31, 2010 was $861,484,476.

(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at September 30, 2011 were 7,750,000 and at December 31, 2010 were 11,250,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES

Value of palladium transferred to pay expenses	$1,148,249	$550,980	$3,704,833	$1,159,494
Cost of palladium transferred to pay expenses	(884,567)	(544,830)	(2,773,462)	(1,118,869)

Gain on palladium transferred to pay expenses	$263,682	$6,150	$931,371	$40,625

Gain on palladium distributed for the redemption of Shares	$31,588,619	3,534,206	$85,328,082	4,678,808
Unrealized gain on palladium	—	14,802,112	—	—

Total gain on palladium	$31,852,301	$18,342,468	$86,259,453	$4,719,433

EXPENSES

Sponsor’s Fee	$1,037,809	564,314	$3,532,504	$1,355,068

Total expenses	$1,037,809	$564,314	$3,532,504	$1,355,068

Net gain from operations	$30,814,492	$17,778,154	$82,726,949	$3,364,365

Net gain per Share	$3.26	$2.35	$7.97	$0.54

Weighted average number of Shares	9,453,804	7,567,935	10,382,234	6,236,081

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of palladium	$—	$—	$—	$—
Cash expenses paid	—	—	—	—

Increase in cash resulting from operations	$—	$—	$—	$—

Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of palladium received for creation of Shares	$15,395,978	$11,111,712	$190,757,227	$392,151,991

Value of palladium distributed for redemption of Shares - at average cost	$141,749,879	$50,889,577	$318,316,868	$60,083,016

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain from operations	$30,814,492	$17,778,154	$82,726,949	$3,364,365
Adjustments to reconcile net gain to net cash provided by operating activities:
Decrease / (increase) in palladium assets	127,238,467	25,520,584	130,333,103	(330,950,107)
(Increase) / decrease in palladium receivable	—	(25,403,620)	23,590,861	(25,403,620)
Increase / (decrease) in palladium payable	9,114,828	(11,118,058)	9,114,828	—
(Decrease) / increase in amounts payable to Sponsor	(110,441)	12,797	(172,327)	193,993
Increase / (decrease) in redeemable Shares:
Creations	15,395,978	36,516,298	167,166,366	417,557,499
Redemptions	(182,453,324)	(43,306,155)	(412,759,780)	(64,762,130)

Net cash provided by operating activities	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of palladium transferred to pay expenses	$1,148,249	$550,980	$3,704,833	$1,159,494

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2011

Nine months
Ended
September 30, 2011

Shareholders’ deficit - opening balance	$(264,284,781)
Net gain for the period	82,726,949
Adjustment of redeemable Shares to redemption value	168,119,414

Shareholders’ deficit - closing balance	$(13,438,418)

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

ETFS PALLADIUM TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Palladium (Continued)

The table below summarizes the unrealized gains on the Trust’s palladium holdings as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Investment in palladium - average cost	$466,866,592	$597,199,695
Unrealized gain on investment in palladium	13,438,418	264,284,781

Investment in palladium - market value	$480,305,010	$861,484,476

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

2.2. Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of the palladium is transferred within three business days of the trade date. Palladium receivable or payable at September 30, 2011 and December 31, 2010 is set out below:

	September 30, 2011	December 31, 2010

Palladium receivable	$—	$23,590,861

Palladium payable	$9,114,828	$—

2.3. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the palladium required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated palladium account, either loco London or loco Zurich, established with the Custodian or a palladium clearing bank by an Authorized Participant.

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the nine months ended September 30, 2011 and for the period from December 30, 2009 (the “Date of Inception”) through December 31, 2010 are set out below:

		Period
	Nine months	December 30, 2009*
	Ended	Through
	September 30, 2011	December 31, 2010

Number of redeemable Shares
Opening balance	11,250,000	—
Creations	2,100,000	13,050,000
Redemptions	(5,600,000)	(1,800,000)

Closing balance	7,750,000	11,250,000

Redeemable Shares
Opening balance	$884,637,847	$—
Creations	167,166,366	709,715,700
Redemptions	(412,759,780)	(102,026,579)
Adjustment to redemption value	(168,119,414)	276,948,726

Closing balance	$470,925,019	$884,637,847

Redemption value per Share at period end	$60.76	$78.63

* Date of inception

ETFS PALLADIUM TRUST

2. Significant Accounting Policies (Continued)

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

2.6. Investment in Palladium

Changes in ounces of palladium and the respective values for the nine months ended September 30, 2011 and for the period from December 30, 2009 (the “Date of Inception”) through December 31, 2010 are set out below:

		Period
	Nine months	December 30, 2009*
	Ended	Through
	September 30, 2011	December 31, 2010

Ounces of palladium
Opening balance	1,089,108.1	—
Creations (excluding palladium receivable at September 30, 2011 - 0 and at December 31, 2010 - 29,824.1 respectively)	238,310.9	1,272,055.2
Redemptions (excluding palladium payable at September 30, 2011 - 14,845.0 and at December 31, 2010 - 0, respectively)	(540,400.5)	(179,276.9)
Transfers of palladium	(4,762.7)	(3,670.2)

Closing balance	782,255.8	1,089,108.1

Investment in palladium (lower of cost or market)
Opening balance	$597,199,695	$—
Creations (excluding palladium receivable at September 30, 2011 - $0 and at December 31, 2010 - $23,590,861 respectively)	190,757,227	686,119,618
Redemptions (excluding palladium payable at September 30, 2011 - $9,114,828 and at December 31, 2010 - $0, respectively)	(318,316,868)	(87,202,088)
Transfers of palladium	(2,773,462)	(1,717,835)

Closing balance	$466,866,592	$597,199,695

* Date of inception

ETFS PALLADIUM TRUST

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

For the three months ended September 30, 2011 and September 30, 2010 the Sponsor’s Fee was $1,037,809 and $564,314 respectively. For the nine months ended September 30, 2011 and September 30, 2010 the Sponsor’s Fee was $3,532,504 and $1,355,068 respectively. At September 30, 2011 and at December 31, 2010 the fees payable to the Sponsor were $265,163 and $437,490 respectively.

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

5. Indemnification

Under the Trust’s organizational documents, the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) are indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

ETFS PALLADIUM TRUST

The Quarter Ended September 30, 2011

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $761,809,687 at June 30, 2011 to $470,925,019 at September 30, 2011, a 38.18% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of palladium, which fell 19.32% from $761.00 at June 30, 2011 to $614.00 at September 30, 2011 and a decrease in outstanding Shares from 10,100,000 Shares at June 30, 2011 to 7,750,000 Shares at September 30, 2011, a result of 200,000 Shares (4 Baskets) being created and 2,550,000 Shares (51 Baskets) being redeemed during the quarter.

NAV per Share decreased 19.45% from $75.43 at June 30, 2011 to $60.76 at September 30, 2011. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $1,037,809 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $83.42 at July 27, 2011 was the highest during the quarter, compared with a low of $60.76 at September 30, 2011.

Net gain from operations for the quarter ended September 30, 2011 was $30,814,492, resulting from a net gain of $263,682 on the transfer of palladium to pay expenses and a net gain of $31,588,619 on palladium distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,037,809 Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2011.

The Nine Months Ended September 30, 2011

The Trust’s NAV decreased from $884,637,847 at December 31, 2010 to $470,925,019 at September 30, 2011, a 46.77% decrease for the period. The decrease in the Trust’s NAV resulted primarily from an decrease in the price per ounce of palladium, which fell 22.38% from $791.00 at December 31, 2010 to $614.00 at September 30, 2011 and a decrease in outstanding Shares, which fell from 11,250,000 Shares at December 31, 2010 to 7,750,000 Shares at September 30, 2011, a result of 2,100,000 Shares (42 Baskets) being created and 5,600,000 Shares (112 Baskets) being redeemed during the period.

NAV per Share decrease 22.73% from $78.63 at December 31, 2010 to $60.76 at September 30, 2011. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $3,532,504 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $84.13 at February 18, 2011 was the highest during the period, compared with a low of $60.76 at September 30, 2011.

Net gain from operations for the nine-month period ended September 30, 2011 was $82,726,949, resulting from a net gain of $931,371 on the transfer of palladium to pay expenses and a net gain of $85,328,082 on palladium distributed for the redemption of Shares, offset by Sponsor’s Fees of $3,532,504. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At September 30, 2011 the Trust did not have any cash balances.

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

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PALLADIUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2011:

4 Baskets were created.
51 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Palladium Per Share

July 2011	3	150,000	0.0991
August 2011	17	850,000	0.0991
September 2011	31	1,550,000	0.0990

Total	51	2,550,000	0.0990

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: November 9, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.