Form 10-K
period 2011-12-31
ETFS PALLADIUM TRUST
filed 2012-02-29
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2011 as reported by the NYSE Arca, Inc. on that date: $762,550,000.

As of February 27, 2012, ETFS Palladium Trust has 7,450,000 ETFS Physical Palladium Shares outstanding.

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

PART I

Item 1. Business

The purpose of the ETFS Palladium Trust (the “Trust”) is to own palladium transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of palladium bullion. The Trust was formed on December 30, 2009 when an initial deposit of palladium was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JP Morgan Chase Bank N.A., London branch (the “Custodian”).

The Trust’s Shares at redeemable value decreased from $884,637,847 at December 31, 2010 to $373,935,765 at December 31, 2011, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 11,250,000 Shares at December 31, 2010 to 5,950,000 Shares at December 31, 2011.

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

The Sponsor of the registrant maintains an Internet website at www.etfsecurities.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

Valuation of Palladium and Computation of Net Asset Value

On each business day, as promptly as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee evaluates the palladium held by the Trust and determines the NAV of the Trust. For the purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

At the Evaluation Time, the Trustee will value the Trust’s palladium on the basis of that day’s “London PM Fix” (the afternoon session of the twice daily fix of the price of an ounce of palladium which starts at 2:00 PM London, England time and is performed in London by the four London Platinum and Palladium Market (“LPPM”) members of the London palladium fix) or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London palladium price fix (AM or PM) determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s palladium is not an appropriate basis for evaluation of the Trust’s palladium, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s palladium or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.60% of the ANAV of the Trust and is payable monthly in arrears. The Sponsor’s Fee is paid by delivery of palladium to an account maintained by the Custodian for the Sponsor on an unallocated basis.

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

The Sponsor’s Fee for the year ended December 31, 2011 was $4,203,724 (period ended December 31, 2010: $2,350,928).

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

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at Ordnance House, 31 Pier Road, St. Helier, Jersey JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s palladium. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s custodian office is located at 125 London Wall, London, EC2Y 5AJ, United Kingdom. In addition to supervision and examination by the US federal banking authorities, JPMorgan’s London custodian operations are subject to supervision by the Financial Services Authority, an independent non-governmental body which exercises statutory regulatory power under the United Kingdom Financial Services and Markets Act 2000 and which regulates the major participating members of the LBMA and LPPM in the United Kingdom.

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

Taxation of US Shareholders

Shareholders generally will be treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders are also treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation, the delivery of palladium to the Trust in exchange for the underlying palladium represented by the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the palladium held in the Trust are the same as its tax basis and holding period for the palladium delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors as to the determination of the tax basis and holding period for the underlying palladium related to such Shares.

When the Trust sells or transfers palladium, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the palladium that was sold or transferred, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any palladium sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the palladium held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of palladium sold, and the denominator of which is the total amount of the palladium held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the palladium remaining in the Trust will be equal to its tax basis for its share of the total amount of the palladium held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the palladium that was sold.

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as “plan assets” of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

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

From the effectiveness of the Trust’s initial public offering of its Shares on January 6, 2010 through February 14, 2012, the Trust engaged in Basket creations totaling approximately $958 million. Of this amount, approximately $173 million in Basket creations occurred over the eight trading days of the period from January 8, 2010 (the date the Shares began trading on the Exchange) to January 20, 2010. London PM Fix palladium per ounce prices were $422 on January 6, 2010 and $686 on February 14, 2012 and, during this period, reached a high of $858 on February 21, 2011 and a low of $395 on February 5, 2010. The Sponsor is unable to ascertain whether the palladium price movements during this period were attributable to the Trust’s Basket creation and redemption process or independent metal market forces or both. Nevertheless, the Trust and the Sponsor cannot assure you that future Basket creations or redemptions will have no effect on the palladium metal prices and, consequently, Share trading prices.

Since there is no limit on the amount of palladium that the Trust may acquire, the Trust, as it grows, may have an impact on the supply and demand of palladium that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global market for palladium.

The Trust Agreement places no limit on the amount of palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of palladium. The global market for palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 1999 to 2010, world palladium supply averaged 8.12 million ounces. In 2011, supply measured 7.42 million ounces. If the amount of palladium acquired by the Trust is large enough in relation to global palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of palladium unrelated to other factors affecting the global market for palladium. Such an impact could affect the price for palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust.

As of February 14, 2012, the Trust held approximately 706,162 ounces of palladium that it acquired since it was formed on December 30, 2009, representing approximately 8.7% of the 1999-2010 average annual world palladium supply or approximately 9.5% of 2009/10 world palladium supply. Although the February 14, 2012 London PM Fix of $686 represents an increase from the London PM Fix of $422 when the Trust’s initial Share offering became effective on January 6, 2010, the Sponsor is unable to conclude that a long-term metal market price impact is being caused by the Trust’s holdings. Nevertheless, the Trust and the Sponsor cannot provide you any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

•

Autocatalysts, automobile components that use palladium, accounted for approximately 80% of the global demand in palladium in 2011. The global automotive industry is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales may result in a decline in autocatalyst demand. A continued decline in the global automotive industry may impact the price of palladium and affect the price of the Shares.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Note: The Trust was audited for seed purposes on December 30, 2009 and had no operations for the remainder of 2009. Therefore no full audit was required and the Trust did not submit a 10K for the year ended December 31, 2009. In the 10K for the year ended December 31, 2010, the Statement of Financial Condition was presented for the period ended December 31, 2010 and the Statement of Operations was presented for the period December 30, 2009 through December 31, 2010.

The Trust’s Shares have been listed on the NYSE Arca under the symbol PALL since its initial public offering on January 8, 2010.

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended December 31, 2011 and the fiscal period commencing December 30, 2009 and ending December 31, 2010:

Fiscal Year Ended December 31, 2011: Quarter Ended

	High	Low

March 31, 2011	$84.54	$69.39
June 30, 2011	$81.11	$70.16
September 30, 2011	$83.02	$60.00
December 31, 2011	$67.53	$54.64

Fiscal Year Ended December 31, 2010: Quarter Ended

	High	Low

March 31, 2010 (commencing December 30, 2009)	$47.86	$40.09
June 30, 2010	$56.59	$41.86
September 30, 2010	$56.71	$43.08
December 31, 2010	$79.86	$55.90

The number of Shares of the Trust as of February 27, 2012 was 7,450,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low

August 2011	$82.20	$71.38
September 2011	$77.91	$60.00
October 2011	$65.98	$54.64
November 2011	$66.65	$56.09
December 2011	$67.53	$60.11
January 2012	$68.64	$60.90

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

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2011	100,000	0.0994
February 2011	800,000	0.0993
March 2011	1,100,000	0.0993
April 2011	150,000	0.0992
May 2011	750,000	0.0992
June 2011	150,000	0.0991
July 2011	150,000	0.0991
August 2011	850,000	0.0991
September 2011	1,550,000	0.0990
October 2011	800,000	0.0990
November 2011	750,000	0.0989
December 2011	250,000	0.0988

Total	7,400,000	0.0991

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2010	—	—
February 2010	—	—
March 2010	—	—
April 2010	—	—
May 2010	150,000	0.0998
June 2010	300,000	0.0997
July 2010	300,000	0.0997
August 2010	—	—
September 2010	550,000	0.0996
October 2010	—	—
November 2010	—	—
December 2010	500,000	0.0994

Total	1,800,000	0.0996

Item 6. Selected Financial Data.

The following selected financial data for the Reporting Period should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2011	December 31, 2010*

Total assets	$351,083,261	$620,790,556
Total gain on palladium	$87,834,409	$15,014,873
Net gain from operations	$83,630,685	$12,663,945
Weighted average number of Shares	9,432,740	7,032,887
Net gain per Share	$8.87	$1.80
Net cash provided by operating activities	$—	$—

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

The Trust is a passive investment vehicle and the objective of the Trust is for the value of each Share to approximately reflect, at any given time, the price of the palladium bullion owned by the Trust, less the Trust’s liabilities (anticipated to be principally for accrued operating expenses), divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of palladium.

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

NAV per Share vs. 1/10th Palladium Fix from Inception to December 31, 2011

The divergence of the NAV per Share from the palladium price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

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

The table below summarizes the impact of unrealized gains on the Trust’s palladium at December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010

Investment in palladium - average cost	$351,083,261	$597,199,695
Unrealized gain on investment in palladium	23,047,309	264,284,781

Investment in palladium - market value	$374,130,570	$861,484,476

Inspection of Palladium

Under the Custody Agreements, the Sponsor has exercised its right to visit the Custodian, in order to examine the palladium and the records maintained by the Custodian. The inspection held as of December 31, 2011 by Inspectorate, a leading commodity inpection and testing company, confirmed that the Custodian’s records of palladium held in the vault were accurate.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At December 31, 2011 and 2010, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2011	December 31, 2010*

Total gain on palladium	$87,834,409	$15,014,873
Net gain from operations	$83,630,685	$12,663,945
Net cash provided by operating activities	$—	$—

* Period from December 30, 2009 through December 31, 2010.

The year ended December 31, 2011

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the palladium owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $884,637,847 at December 31, 2010 to $373,935,765 at December 31, 2011, a 57.73% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of palladium, which decreased 19.60% from $791 at December 31, 2010 to $636 at December 31, 2011, and a decrease in outstanding Shares, which fell from 11,250,000 Shares at December 31, 2010 to 5,950,000 Shares at December 31, 2011, a result of 2,100,000 Shares (42 Baskets) being created and 7,400,000 Shares (148 Baskets) being redeemed during the year.

NAV per Share decreased 20.07% from $78.63 at December 31, 2010 to $62.85 at December 31, 2011. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $4,203,724 for the year, or 0.60% of the Trust’s assets on an annualized basis.

Sponsor’s Fees increased 78.81% from $2,350,928 for the year ended December 31, 2010 to $4,203,724 for the year ended December 31, 2011. This increase relates to an increase in the average NAV for the year.

The NAV per Share of $84.13 at February 18, 2011 was the highest during the year, compared with a low of $54.33 at October 5, 2011.

Net gain from operations for the year ended December 31, 2011 was $83,630,685, resulting from a net gain of $1,001,078 on the transfer of palladium to pay expenses, a net gain of $86,833,331 on palladium distributed for the redemption of Shares offset by Sponsor’s Fees of $4,203,724. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2011.

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

The Trust’s NAV grew from $4,260,000 at the start of business on January 8, 2010 to $884,637,847 at December 31, 2010, a 20,666.15% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 85.68% from $426 at the start of business on January 8, 2010 to $791 on December 31, 2010, and an increase in outstanding Shares, which rose from 100,000 at January 8, 2010 to 11,250,000 Shares at December 31, 2010, a consequence of 12,950,000 Shares (259 Baskets) being created and 1,800,000 Shares (36 Baskets) being redeemed during the period.

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

Net gain for the period ended December 31, 2010 was $12,663,945, resulting from a net gain of $190,840 on the transfer of palladium to pay expenses and a net gain of $14,824,033 on palladium distributed for the redemption of Shares, offset by Sponsor’s Fees of $2,350,928. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended December 31, 2010.

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

Item 8. Financial Statements and Supplementary Data - (Unaudited).

Quarterly Income Statements

Year ended December 31, 2011

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
Revenues
Value of palladium transferred to pay expenses	$1,344,032	$1,212,552	$1,148,249	$738,648	$4,443,481
Cost of palladium transferred to pay expenses	(949,366)	(939,529)	(884,567)	(668,941)	(3,442,403)

Gain on palladium transferred to pay expenses	394,666	273,023	263,682	69,707	1,001,078
Gain on palladium distributed for the redemption of Shares	37,684,098	16,055,365	31,588,619	1,505,249	86,833,331

	$38,078,764	$16,328,388	$31,852,301	$1,574,956	$87,834,409

Expenses
Sponsor’s fee	$1,330,201	$1,164,494	$1,037,809	$671,220	$4,203,724

Total expenses	$1,330,201	$1,164,494	$1,037,809	$671,220	$4,203,724

Net gain from operations	$36,748,563	$15,163,894	$30,814,492	$903,736	$83,630,685

Net gain per Share	$3.23	$1.47	$3.26	$0.14	$8.87

Weighted average number of Shares	11,372,222	10,341,758	9,453,804	6,615,217	9,432,740

Year ended December 31, 2010

		Three months ended			Period ended
	March 31*	June 30	September 30	December 31	December 31*
Revenues
Value of palladium transferred to pay expenses	$135,477	$473,037	$550,980	$749,181	$1,908,675
Cost of palladium transferred to pay expenses	(138,319)	(435,720)	(544,830)	(598,966)	(1,717,835)

(Loss) / gain on palladium transferred to pay expenses	(2,842)	37,317	6,150	150,215	190,840
Gain on palladium distributed for the redemption of Shares	—	1,144,602	3,534,206	10,145,225	14,824,033
Unrealized (loss) / (gain) on investment in palladium	—	(14,802,112)	14,802,112	—	—

	$(2,842)	$(13,620,193)	$18,342,468	$10,295,440	$15,014,873
Expenses
Sponsor’s fee	$257,463	$533,291	$564,314	$995,860	$2,350,928

Total expenses	$257,463	$533,291	$564,314	$995,860	$2,350,928

Net (loss) / gain from operations	$(260,305)	$(14,153,484)	$17,778,154	$9,299,580	$12,663,945

Net (loss) / gain per Share	$(0.07)	$(1.96)	$2.35	$0.99	$1.80

Weighted average number of Shares	3,875,556	7,266,923	7,567,935	9,397,283	7,032,877

*Period commenced December 30, 2009.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-11 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Deloitte & Touche LLP was appointed independent accountants to the Trust from the Date of Inception.

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2011.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2011, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Palladium Trust

We have audited the internal control over financial reporting of ETFS Palladium Trust (the “Trust”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Trust as of and for the year ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2012

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2011, information with respect to each person known to own beneficially more than 5% of the outstanding Shares of the Trust:

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

BlackRock, Inc. 40 East 52nd Street New York, NY 10022	725,312	12.2%

Security Ownership of Management

The Trustee does not beneficially own any of the Trust Shares.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the year ended December 31, 2011 and the period ended December 31, 2010 were as follows:

	December 31, 2011	December 31, 2010

Audit fees	$52,500	$90,000
Audit related fees	13,750	—

	$66,250	$90,000

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP to audit the Trust’s financial statements for the fiscal period ended December 31, 2011 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements
See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description

4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158380 on December 31, 2009

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158380 on December 31, 2009

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158380 on December 31, 2009

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158380 on December 31, 2009

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ETFS PALLADIUM TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Palladium Trust:

We have audited the accompanying statements of financial condition of ETFS Palladium Trust (the “Trust”) as of December 31, 2011 and 2010, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2011 and the period December 30, 2009 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Palladium Trust at December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and the period December 30, 2009 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2012

ETFS PALLADIUM TRUST

Statements of Financial Condition
At December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS
Investment in palladium (1)	$351,083,261	$597,199,695
Palladium receivable	—	23,590,861

Total assets	$351,083,261	$620,790,556

LIABILITIES
Accounts payable to Sponsor	$194,805	$437,490

Total liabilities	194,805	437,490

REDEEMABLE SHARES
Shares at redemption value to investors (2)	373,935,765	884,637,847
Shareholders’ deficit	(23,047,309)	(264,284,781)

Total liabilities, redeemable Shares & shareholders’ deficit	$351,083,261	$620,790,556

(1)	The market value of investment in palladium at December 31, 2011 was $374,130,570 and at December 31, 2010 was $861,484,476.

(2)	Authorized Share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2011 were 5,950,000 and at December 31, 2010 were 11,250,000.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statements of Operations
For the year ended December 31, 2011 and the period December 30, 2009* through December 31, 2010

	Year Ended December 31, 2011	Period December 30, 2009* through December 31, 2010
REVENUES
Value of palladium transferred to pay expenses	$4,443,481	$1,908,675
Cost of palladiuum transferred to pay expenses	(3,442,403)	(1,717,835)

Gain on palladium transferred to pay expenses	1,001,078	190,840

Gain on palladium distributed for the redemption of Shares	86,833,331	14,824,033

Total gain on palladium	87,834,409	15,014,873

EXPENSES
Sponsor’s fee	4,203,724	2,350,928

Total expenses	4,203,724	2,350,928

Net gain from operations	$83,630,685	$12,663,945

Net gain per Share	$8.87	$1.80

Weighted average number of Shares	9,432,740	7,032,877

* Date of Inception.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statements of Cash Flows
For the year ended December 31, 2011 and the period December 30, 2009* through December 31, 2010

	Year Ended December 31, 2011	Period December 30, 2009* through December 31, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of palladium	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	$—	$—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of palladium received for creation of Shares - excluding palladium receivable	$190,757,226	$686,119,618

Value of palladium distributed for redemption of Shares - at average cost	$433,431,257	$87,202,088

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain from operations	$83,630,685	$12,663,945
Adjustments to reconcile net gain to net cash provided by operating activities:
Decrease / (increase) in palladium assets	246,116,434	(597,199,695)
Decrease / (increase) in palladium receivable	23,590,861	(23,590,861)
(Decrease) / increase in accounts payable to Sponsor	(242,685)	437,490
Increase / (decrease) in redeemable Shares:
Creations	167,166,365	709,715,700
Redemptions	(520,261,660)	(102,026,579)

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEM:

Value of palladium transferred to pay expenses	$4,443,481	$1,908,675

* Date of Inception

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statements of Changes in Shareholders’ Deficit
For the year ended December 31, 2011 and the period December 30, 2009* through December 31, 2010

	Year Ended December 31, 2011	Period December 30, 2009* Through December 31, 2010

Shareholders’ deficit - opening balance	$(264,284,781)	$—
Net gain for the year	83,630,685	12,663,945
Adjustment of redeemable Shares to redemption value	157,606,787	(276,948,726)

Shareholders’ deficit – closing balance	$(23,047,309)	$(264,284,781)

* Date of Inception

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Notes to the Financial Statements

1. Organization

The ETFS Palladium Trust (the “Trust”) is an investment trust formed on December 30, 2009, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds palladium bullion and issues ETFS Physical Palladium Shares (the “Shares”) (in minimum blocks of 50,000 Shares, referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company that is a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

The table below summarizes the unrealized gains or losses on the Trust’s palladium holdings as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Investment in palladium - average cost	$351,083,261	$597,199,695
Unrealized gain on investment in palladium	23,047,309	264,284,781

Investment in palladium - market value	$374,130,570	$861,484,476

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

2.2 Palladium Receivable or Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of the palladium is transferred within three days of trade date. Palladium receivable or payable at December 31, 2011 and 2010 is set out below:

	December 31, 2011	December 31, 2010

Palladium receivable	$—	$23,590,861

Palladium payable	$—	$—

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

ETFS PALLADIUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.3. Creations and Redemptions of Shares (continued)

Changes in the Shares for the year ended December 31, 2011 and the period from December 30, 2009* through December 31, 2010 are set out below:

	Year Ended December 31, 2011	Period December 30, 2009* through December 31, 2010
Number of redeemable Shares:
Opening balance	11,250,000	—
Creations	2,100,000	13,050,000
Redemptions	(7,400,000)	(1,800,000)

Closing balance	5,950,000	11,250,000

Redeemable Shares:

Opening balance	$884,637,847	$—
Creations	167,166,365	709,715,700
Redemptions	(520,261,660)	(102,026,579)
Adjustment to redemption value	(157,606,787)	276,948,726

Closing balance	$373,935,765	$884,637,847

Redemption value per Share at period end	$62.85	$78.63

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

Unless otherwise directed by the Sponsor, when selling palladium the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such palladium, only if the sale transaction is made at the next London PM Fix or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the palladium sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.5. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Sponsor has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

ETFS PALLADIUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.6. Investment in Palladium

Changes in ounces of palladium and the respective values for the year ended December 31, 2011 and for the period from December 30, 2009* through December 31, 2010 are set out below:

	Year ended December 31, 2011	Period December 30, 2009* through December 31, 2010
Ounces of palladium:
Opening balance	1,089,108.1	—
Creations (excluding palladium receivable at December 31, 2011 - 0 and at December 31, 2010 - 29,824.1)	238,310.9	1,272,055.2
Redemptions	(733,279.8)	(179,276.9)
Transfers of palladium	(5,883.6)	(3,670.2)

Closing balance	588,255.6	1,089,108.1

Investment in Palladium (lower of cost or market):
Opening balance	$597,199,695	$—
Creations (excluding palladium receivable at December 31, 2011 - $0 and at December 31, 2010 - $23,590,861)	190,757,226	686,119,618
Redemptions	(433,431,257)	(87,202,088)
Transfers of palladium	(3,442,403)	(1,717,835)

Closing balance	$351,083,261	$597,199,695

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

For the year ended December 31, 2011 the Sponsor’s Fee was $4,203,724 (Period December 30, 2009 through December 31, 2010: $2,350,928).

At December 31, 2011 $194,805 was payable to the Sponsor (2010: $437,490).

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

Date: February 29, 2012

/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 29, 2012

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.