Form 10-Q
period 2012-06-30
ETFS PALLADIUM TRUST
filed 2012-08-09
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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

Yes ☒ No ☐

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

Yes ☐ No ☒

As of August 7, 2012, ETFS Palladium Trust has 8,100,000 ETFS Physical Palladium Shares outstanding.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

ETFS PALLADIUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011 (3)
ASSETS
Investment in palladium (1)	$478,569,021	$351,083,261

Total assets	$478,569,021	$351,083,261

LIABILITIES
Fees payable to Sponsor	$235,824	$194,805
Palladium payable	11,389,069	—

Total liabilities	11,624,893	194,805

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Shares at redemption value to investors (2)	466,944,128	373,935,765
Shareholders’ deficit	—	(23,047,309)

Total liabilities, redeemable Shares & shareholders’ deficit	$478,569,021	$351,083,261

(1)	The cost of investment in palladium at June 30, 2012 was $516,415,919 and at December 31, 2011 the market value was $374,130,570.

(2)	Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at June 30, 2012 were 8,200,000 and at December 31, 2011 were 5,950,000.

(3)	Derived from audited Statement of Financial Condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
REVENUES
Value of palladium transferred to pay expenses	$782,344	$1,212,552	$1,414,285	$2,556,584
Cost of palladium transferred to pay expenses	(747,247)	(939,529)	(1,321,728)	(1,888,895)

Gain on palladium transferred to pay expenses	35,097	273,023	92,557	667,689

(Loss) / Gain on palladium distributed for the redemption of Shares	(154,859)	16,055,365	(154,859)	53,739,463
Unrealized loss on palladium	(37,846,898)	—	(37,846,898)	—

Total (loss) / gain on palladium	(37,966,660)	16,328,388	(37,909,200)	54,407,152

EXPENSES
Sponsor’s Fee	766,109	1,164,494	1,455,311	2,494,695

Total expenses	766,109	1,164,494	1,455,311	2,494,695

Net (loss) / gain from operations	$(38,732,769)	$15,163,894	$(39,364,511)	$51,912,457

Net (loss) / gain per Share	$(4.68)	$1.47	$(5.16)	$4.78

Weighted average number of Shares	8,284,615	10,341,758	7,635,714	10,854,144

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of palladium	$—	$—	$—	$—
Cash expenses paid	—	—	—	—

Increase in cash resulting from operations	$—	$—	$—	$—

Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of palladium received for creation of Shares	$36,375,534	$53,618,658	$172,802,396	$175,361,249
Value of palladium distributed for redemption of Shares - at average cost	$6,148,010	$61,473,981	$6,148,010	$176,566,990

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net (loss) / gain from operations	$(38,732,769)	$15,163,894	$(39,364,511)	$51,912,457
Adjustments to reconcile net (loss) / gain to net cash provided by operating activities:
Decrease / (increase) in palladium assets	8,366,624	8,794,854	(127,485,760)	3,094,636
Decrease in palladium receivable	—	—	—	23,590,861
Increase in palladium payable	11,389,069	—	11,389,069	—
(Decrease) / increase in amounts payable to Sponsor	(16,237)	(48,056)	41,019	(61,885)
Increase / (decrease) in redeemable Shares:
Creations	36,375,534	53,618,658	172,802,404	151,770,387
Redemptions	(17,382,221)	(77,529,350)	(17,382,221)	(230,306,456)

Net cash provided by operating activities	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of palladium transferred to pay expenses	$782,344	$1,212,552	$1,414,285	$2,556,584

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2012

Six Months Ended June 30, 2012

Shareholders’ deficit - opening balance	$(23,047,309)
Net loss for the period	(39,364,511)
Adjustment of redeemable Shares to redemption value	62,411,820

Shareholders’ deficit – closing balance	$—

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

ETFS PALLADIUM TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Palladium (Continued)

The table below summarizes the unrealized gains on the Trust’s palladium holdings as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Investment in palladium-average cost	$516,415,919	$351,083,261
Unrealized (loss) / gain on investment in palladium	(37,846,898)	23,047,309

Investment in palladium-market value	$478,569,021	$374,130,570

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

2.2. Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of the palladium is transferred within three business days of the trade date. Palladium receivable or payable at June 30, 2012 and December 31, 2011 is set out below:

	June 30, 2012	December 31, 2011

Palladium receivable	$—	$—

Palladium payable	$11,389,069	$—

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When palladium is exchanged in settlement of a redemption, a gain or loss in the amount of the difference between the market value on the trade date and the historical cost is recorded to the Condensed Statement of Operations. Changes in the Shares for the six months ended June 30, 2012 and for the year ended December 31, 2011 are set out below:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Number of Redeemable Shares

Opening balance	5,950,000	11,250,000
Creations	2,550,000	2,100,000
Redemptions	(300,000)	(7,400,000)

Closing balance	8,200,000	5,950,000

Redeemable Shares

Opening balance	$373,935,765	$884,637,847
Creations	172,802,404	167,166,365
Redemptions	(17,382,221)	(520,261,660)
Adjustment to redemption value	(62,411,820)	(157,606,787)

Closing balance	$466,944,128	$373,935,765

Redemption value per Share at period end	$56.94	$62.85

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2012 and December 31, 2011.

2.6. Investment in Palladium

Changes in ounces of palladium and the respective values for the six months ended June 30, 2012 and for the year ended December 31, 2011 are set out below:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Ounces of palladium:
Opening balance	588,255.6	1,089,108.1
Creations	251,724.7	238,310.9
Redemptions (excluding palladium payable at June 30, 2012 - 19,704.3 and at December 31, 2011 - 0, respectively)	(9,857.2)	(733,279.8)
Transfers of palladium	(2,149.0)	(5,883.6)

Closing balance	827,974.1	588,255.6

Investment in palladium (lower of cost or market):
Opening balance	$351,083,261	$597,199,695
Creations	172,802,396	190,757,226
Redemptions (excluding palladium payable at June 30, 2012 - $11,389,069* and at December 31, 2011 - $0, respectively)	(6,148,010)	(433,431,257.0)
Transfers of palladium	(1,321,728)	(3,442,403)
Unrealized loss on investment in palladium	(37,846,898)	—

Closing balance	$478,569,021	$351,083,261

*Cost of palladium payable at June 30, 2012 - $12,289,756.

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

For the three months ended June 30, 2012 and June 30, 2011, the Sponsor’s Fee was $766,109 and $1,164,494, respectively. For the six months ended June 30, 2012 and June 30, 2011 the Sponsor’s Fee was $1,455,311 and $2,494,695, respectively. At June 30, 2012 and at December 31, 2011, the fees payable to the Sponsor were $235,824 and $194,805, respectively.

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

The Quarter Ended June 30, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $510,647,463 at March 31, 2012 to $466,944,128 at June 30, 2012, a 8.56% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of palladium, which fell 11.21% from $651.00 at March 31, 2012 to $578.00 at June 30, 2012.

There was an increase in outstanding Shares from 7,950,000 Shares at March 31, 2012 to 8,200,000 Shares at June 30, 2012, a result of 550,000 Shares (11 Baskets) being created and 300,000 Shares (6 Baskets) being redeemed during the quarter.

NAV per Share decreased 11.35% from $64.23 at March 31, 2012 to $56.94 at June 30, 2012. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $766,109 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $67.16 at May 1, 2012 was the highest during the quarter, compared with a low of $56.75 at June 28, 2012.

Net loss from operations for the quarter ended June 30, 2012 was $38,732,769, resulting from a net gain of $35,097 on the transfer of palladium to pay expenses offset by a net loss of $154,859 on palladium distributed for the redemption of Shares, an unrealized loss on palladium of $37,846,898 and Sponsor’s Fees of $766,109. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2012.

The Six Months Ended June 30, 2012

The Trust’s NAV increased from $373,935,765 at December 31, 2011 to $466,944,128 at June 30, 2012, a 24.87% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which increased from 5,950,000 Shares at December 31, 2011 to 8,200,000 Shares at June 30, 2012, a result of 2,550,000 Shares (51 Baskets) being created and 300,000 Shares (6 Baskets) being redeemed during the period

There was a decrease in the price per ounce of palladium, which fell 9.12% from $636.00 at December 31, 2011 to $578.00 at June 30, 2012.

NAV per Share decreased 9.40% from $62.85 at December 31, 2011 to $56.94 at June 30, 2012. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $1,455,311 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $71.27 at February 29, 2012 was the highest during the period, compared with a low of $56.75 at June 28, 2012.

Net loss from operations for the period ended June 30, 2012 was $39,364,511, resulting from a net gain of $92,557 on the transfer of palladium to pay expenses offset by a net loss of $154,859 on palladium distributed for the redemption of Shares, an unrealized loss on palladium of $37,846,898 and Sponsor’s Fees of $1,455,311. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2012.

ETFS PALLADIUM TRUST

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At June 30, 2012 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PALLADIUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2012:

                    11 Baskets were created.

                      6 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Palladium Per Share

April 2012	—	—	—
May 2012	2	100,000	0.0986
June 2012	4	200,000	0.0985

Total	6	300,000	0.0985

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: August 9, 2012	/s/ Graham Tuckwell

Graham Tuckwell President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2012	/s/ Thomas Quigley

Thomas Quigley Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.