Form 10-Q
period 2012-09-30
ETFS PALLADIUM TRUST
filed 2012-11-09
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Yes ☐ No ☒

As of November 7, 2012, ETFS Palladium Trust had 7,350,000 ETFS Physical Palladium Shares outstanding.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

ETFS PALLADIUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011 (3)

ASSETS
Investment in palladium (1)	$494,491,065	$351,083,261
Total assets	$494,491,065	$351,083,261

LIABILITIES
Fees payable to Sponsor	$258,167	$194,805
Total liabilities	258,167	194,805

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	508,390,190	373,935,765
Shareholders' deficit	(14,157,292)	(23,047,309)
Total liabilities, redeemable Shares & shareholders' deficit	$494,491,065	$351,083,261

(1)  The investment in palladium is valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and market value of the investment in palladium.

(2)  Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at September 30, 2012 were 8,050,000 and at December 31, 2011 were 5,950,000.

(3)  Derived from audited Statement of Financial Condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Operations (Unaudited)

For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES
Value of palladium transferred to pay expenses	$733,365	$1,148,249	$2,147,650	$3,704,833
Cost of palladium transferred to pay expenses	(766,090)	(884,567)	(2,087,818)	(2,773,462)
(Loss) / gain on palladium transferred to pay expenses	(32,725)	263,682	59,832	931,371

Gain / (loss) on palladium distributed for the redemption of Shares	17,137	31,588,619	(137,722)	85,328,082
Unrealized gain on palladium	37,846,898	-	-	-
Total gain / (loss) on palladium	37,831,310	31,852,301	(77,890)	86,259,453

EXPENSES
Sponsor's Fee	755,706	1,037,809	2,211,017	3,532,504
Total expenses	755,706	1,037,809	2,211,017	3,532,504

Net gain / (loss) from operations	$37,075,604	$30,814,492	$(2,288,907)	$82,726,949

Net gain / (loss) per Share	$4.52	$3.26	$(0.29)	$7.97

Weighted average number of Shares	8,204,891	9,453,804	7,826,825	10,382,234

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Cash Flows (Unaudited)

For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of palladium	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of palladium received for creation of Shares - net of silver receivable	$18,765,221	$15,395,978	$191,567,619	$190,757,227

Value of palladium distributed for redemption of Shares - at average cost - net of silver payable	$39,923,986	$141,749,879	$46,071,997	$318,316,868

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain / (loss) from operations	$37,075,604	$30,814,492	$(2,288,907)	$82,726,949
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
(Increase) / decrease in palladium assets	(15,922,044)	127,238,467	(143,407,804)	130,333,103
Decrease in palladium receivable	-	-	-	23,590,861
(Decrease) / increase in palladium payable	(11,389,069)	9,114,828	-	9,114,828
Increase / (decrease) in fees payable to Sponsor	22,343	(110,441)	63,362	(172,327)
Increase / (decrease) in redeemable Shares:
Creations	18,765,221	15,395,978	191,567,625	167,166,366
Redemptions	(28,552,055)	(182,453,324)	(45,934,276)	(412,759,780)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of palladium transferred to pay expenses	$733,365	$1,148,249	$2,147,650	$3,704,833

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)

For the nine months ended September 30, 2012

Nine Months
Ended
September 30, 2012

Shareholders' deficit - opening balance	$(23,047,309)
Net loss for the period	(2,288,907)
Adjustment of redeemable Shares to redemption value	11,178,924
Shareholders' deficit - closing balance	$(14,157,292)

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Notes to the Unaudited Condensed Financial Statements

1. Organization

The ETFS Palladium Trust (the “Trust”) is an investment trust formed on December 30, 2009 (the “Date of Inception”), under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds palladium bullion and issues ETFS Physical Palladium Shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

ETFS PALLADIUM TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Palladium

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, and is valued, for financial statement purposes, at the lower of cost or market. The cost of palladium is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix is set using the afternoon session of the twice daily fix of the price of an ounce of palladium by the four members of the London Platinum and Palladium Market at approximately 2:00 PM London time, on each working day.

Once the value of palladium has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the palladium and all other assets held by the Trust.

The table below summarizes the unrealized gains on the Trust’s palladium holdings as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Investment in palladium - average cost	$494,491,065	$351,083,261
Unrealized gain on investment in palladium	14,157,292	23,047,309
Investment in palladium - market value	$508,648,357	$374,130,570

The Trust recognizes the diminution in value of the investment in palladium which arises from market declines on an interim basis. Increases in the value of the investment in palladium through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value. For the three months ended September 30, 2012 the Trust recognized an unrealized gain of $37,846,898, representing the recovery of lower of cost or market value losses recognized in the previous quarters of 2012.

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

There was no palladium receivable or payable at September 30, 2012 or December 31, 2011.

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When palladium is exchanged in settlement of a redemption, a gain or loss in the amount of the difference between the market value on the trade date and the historical cost is recorded to the Condensed Statement of Operations. Changes in the Shares for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are set out below:

	Nine Months	Year
	Ended	Ended
	September 30, 2012	December 31, 2011
Number of redeemable Shares
Opening balance	5,950,000	11,250,000
Creations	2,850,000	2,100,000
Redemptions	(750,000)	(7,400,000)
Closing balance	8,050,000	5,950,000

Redeemable Shares
Opening balance	$373,935,765	$884,637,847
Creations	191,567,625	167,166,365
Redemptions	(45,934,276)	(520,261,660)
Adjustment to redemption value	(11,178,924)	(157,606,787)
Closing balance	$508,390,190	$373,935,765

Redemption value per Share at period end	$63.15	$62.85

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2012 and December 31, 2011.

2.6. Investment in Palladium

Changes in ounces of palladium and the respective values for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are set out below:

	Nine Months	Year
	Ended	Ended
	September 30, 2012	December 31, 2011
Ounces of palladium
Opening balance	588,255.6	1,089,108.1
Creations	281,253.0	238,310.9
Redemptions	(73,844.4)	(733,279.8)
Transfers of palladium	(3,377.0)	(5,883.6)
Closing balance	792,287.2	588,255.6

Investment in palladium (lower of cost or market)
Opening balance	$351,083,261	$597,199,695
Creations	191,567,619	190,757,226
Redemptions	(46,071,997)	(433,431,257)
Transfers of palladium	(2,087,818)	(3,442,403)
Closing balance	$494,491,065	$351,083,261

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

For the three months ended September 30, 2012 and 2011, the Sponsor’s Fee was $755,706 and $1,037,809, respectively. For the nine months ended September 30, 2012 and 2011 the Sponsor’s Fee was $2,211,017 and $3,532,504, respectively. At September 30, 2012 and at December 31, 2011, the fees payable to the Sponsor were $258,167 and $194,805, respectively.

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

The Quarter Ended September 30, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $466,944,128 at June 30, 2012 to $508,390,190 at September 30, 2012, an 8.88% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 11.07% from $578.00 at June 30, 2012 to $642.00 at September 30, 2012.  This was offset partially by a decrease in outstanding Shares from 8,200,000 Shares at June 30, 2012 to 8,050,000 Shares at September 30, 2012, a result of 300,000 Shares (6 Baskets) being created and 450,000 Shares (9 Baskets) being redeemed during the quarter.

NAV per Share increased 10.91% from $56.94 at June 30, 2012 to $63.15 at September 30, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $755,706 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $69.07 at September 14, 2012 was the highest during the quarter, compared with a low of $55.64 at July 23, 2012.

Net gain from operations for the quarter ended September 30, 2012 was $37,075,604, resulting from a net gain of $17,137 on palladium distributed for the redemption of Shares and an unrealized gain on palladium of $37,846,898, offset by a net loss of $32,725 on the transfer of palladium to pay expenses and Sponsor’s Fees of $755,706. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2012.

The Nine Months Ended September 30, 2012

The Trust’s NAV increased from $373,935,765 at December 31, 2011 to $508,390,190 at September 30, 2012, a 35.96% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 0.94% from $636.00 at December 31, 2011 to $642.00 at September 30, 2012 and an increase in outstanding Shares, which increased from 5,950,000 Shares at December 31, 2011 to 8,050,000 Shares at September 30, 2012, a result of 2,850,000 Shares (57 Baskets) being created and 750,000 Shares (15 Baskets) being redeemed during the period.

NAV per Share increased 0.48% from $62.85 at December 31, 2011 to $63.15 at September 30, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $2,211,017 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $71.27 at February 29, 2012 was the highest during the period, compared with a low of $55.64 at July 23, 2012.

Net loss from operations for the period ended September 30, 2012 was $2,288,907, resulting from a net gain of $59,832 on the transfer of palladium to pay expenses, offset by a net loss of $137,722 on palladium distributed for the redemption of Shares and Sponsor’s Fees of $2,211,017. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2012.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At September 30, 2012 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures a

Not applicable.

ETFS PALLADIUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2012:

6 Baskets were created.

9 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Palladium Per Share
July 2012	2	100,000	0.0985
August 2012	-	-	-
September 2012	7	350,000	0.0984
Total	9	450,000	0.0984

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: November 9, 2012	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.