Form 10-K/A
period 2012-12-31
ETFS PALLADIUM TRUST
filed 2013-06-04
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of May 31, 2013, ETFS Palladium Trust has 7,950,000 ETFS Physical Palladium Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 (“the Amendment”) to the ETFS Palladium Trust’s Annual Report on Form 10-K for the year ended December 31, 2012, which was originally filed with the Securities and Exchange Commission on February 28, 2013 (“the Original Filing”).  This Amendment is being filed solely to include Exhibit 23.1, the consent of Deloitte & Touche LLP, which was inadvertently omitted from the Original Filing.

No other change is made to the Original Filing. This Amendment does not purport to provide an update or a discussion of any other developments subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3. Exhibits

Exhibit No.	Description

23.1                        Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: June 4, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 4, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.