Form 10-Q
period 2013-06-30
ETFS PALLADIUM TRUST
filed 2013-08-08
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Yes ☐ No ☒

As of August 5, 2013, ETFS Palladium Trust had 8,050,000 ETFS Physical Palladium Shares outstanding.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

ETFS PALLADIUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012 (3)
(Amounts in 000's of US$)
ASSETS
Investment in palladium (1)	$506,406	$445,038
Palladium receivable	6,297	-
Total assets	$512,703	$445,038

LIABILITIES
Fees payable to Sponsor	$249	$255
Total liabilities	249	255

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	513,194	497,765
Shareholders' deficit	(740)	(52,982)
Total liabilities, redeemable Shares & shareholders' deficit	$512,703	$445,038

(1)  The investment in palladium is valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and market value of the investment in palladium.

(2)  Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2013 were 8,150,000 and at December 31, 2012 were 7,250,000.

(3)  Derived from audited Statement of Financial Condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of palladium transferred to pay expenses	$857	$782	$1,631	$1,414
Cost of palladium transferred to pay expenses	(752)	(747)	(1,430)	(1,321)
Gain on palladium transferred to pay expenses	105	35	201	93

Gain / (loss) on palladium distributed for the redemption of Shares	5,554	(155)	6,186	(155)
Unrealized loss on investment in palladium	-	(37,847)	-	(37,847)
Total gain / (loss) on palladium	5,659	(37,967)	6,387	(37,909)

EXPENSES
Sponsor's Fee	805	766	1,626	1,455
Total expenses	805	766	1,626	1,455

Net gain / (loss) from operations	$4,854	$(38,733)	$4,761	$(39,364)

Net gain / (loss) per Share	$0.61	$(4.68)	$0.61	$(5.16)

Weighted average number of Shares	7,998,901	8,284,615	7,791,713	7,635,714

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of palladium	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of palladium received for creation of Shares	$64,872	$36,376	$112,794	$172,802

Value of palladium distributed for redemption of Shares - at average cost	$43,861	$6,148	$49,996	$6,148

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain / (loss) from operations	$4,854	$(38,733)	$4,761	$(39,364)
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
(Increase) / decrease in investment in palladium	(20,259)	8,367	(61,368)	(127,486)
Increase in palladium receivable	(6,297)	-	(6,297)	-
Increase in palladium payable	-	11,389	-	11,389
(Decrease) / increase in fees payable to Sponsor	(52)	(16)	(6)	41
Increase / (decrease) in redeemable Shares:
Creations	71,169	36,375	119,091	172,802
Redemptions	(49,415)	(17,382)	(56,181)	(17,382)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of palladium transferred to pay expenses	$857	$782	$1,631	$1,414

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2013

Six Months
Ended
June 30, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(52,982)
Net gain for the period	4,761
Adjustment of redeemable Shares to redemption value	47,481
Shareholders' deficit - closing balance	$(740)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains on the Trust’s palladium holdings as of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in palladium - average cost	$506,406	$445,038
Unrealized gain on investment in palladium	740	52,982
Investment in palladium - market value	$507,146	$498,020

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

2.2. Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of the palladium is transferred within three business days of the trade date. Palladium receivable or payable at June 30, 2013 and December 31, 2012 is set out below:

	June 30, 2013	December 31, 2012
(Amounts in 000's of US$)
Palladium receivable	$6,297	$-

Palladium payable	$-	$-

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When palladium is exchanged in settlement of a redemption, a gain or loss in the amount of the difference between the market value on the trade date and the historical cost is recorded to the Condensed Statement of Operations. Changes in the Shares for the six months ended June 30, 2013 and for the year ended December 31, 2012 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	June 30, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	7,250,000	5,950,000
Creations	1,700,000	2,900,000
Redemptions	(800,000)	(1,600,000)
Closing balance	8,150,000	7,250,000

Redeemable Shares
Opening balance	$497,765	$373,935
Creations	119,091	194,997
Redemptions	(56,181)	(98,852)
Adjustment to redemption value	(47,481)	27,685
Closing balance	$513,194	$497,765

Redemption value per Share at period end	$62.97	$68.66

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2013.

2.6. Investment in Palladium

Changes in ounces of palladium and the respective values for the six months ended June 30, 2013 and for the year ended December 31, 2012 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2013	December 31, 2012
Ounces of palladium
Opening balance	712,474.5	588,255.6
Creations	156,919.3	286,166.1
Redemptions	(78,419.2)	(157,419.8)
Transfers of palladium to pay expenses	(2,255.3)	(4,527.4)
Closing balance	788,719.3	712,474.5

Investment in palladium (lower of cost or market)
Opening balance	$445,038	$351,083
Creations	112,794	194,997
Redemptions	(49,996)	(98,236)
Transfers of palladium to pay expenses	(1,430)	(2,806)
Closing balance	$506,406	$445,038

At June 30, 2013 9,793.428 oz of palladium relating to unsettled creations were receivable.  The cost of palladium receivable at June 30, 2013 was $6,297,174 and its market value at June 30, 2013 was $6,297,174.  These balances have been excluded from the table above.

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

For the three months ended June 30, 2013 and 2012, the Sponsor’s Fee was $804,952 and $766,109, respectively. For the six months ended June 30, 2013 and 2012, the Sponsor’s Fee was $1,626,050 and  $689,202, respectively.

At June 30, 2013 and at December 31, 2012, the fees payable to the Sponsor were $249,391 and $254,522, respectively.

2.8. Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, "Financial Services –Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements". ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement would have on the financial statements.

2.9.  Subsequent Events

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

ETFS PALLADIUM TRUST

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

The Quarter Ended June 30, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $589,047,279 at March 31, 2013 to $513,194,264 at June 30, 2013,  a 12.88% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of palladium, which fell 16.49% from $770.00 at March 31, 2013 to $643.00 at June 30, 2013, offset by an increase in outstanding Shares, which rose from 7,800,000 Shares at March 31, 2013 to 8,150,000 Shares at June 30, 2013, a result of 1,050,000 Shares  (21 Baskets) being created and 700,000 Shares  (14 Baskets) being redeemed during the quarter.

NAV per Share decreased 16.62% from $75.52 at March 31, 2013 to $62.97 at June 30, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $804,952 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $75.81 at April 2, 2013 was the highest during the quarter, compared with a low of $62.97 at June 28, 2013.

Net gain from operations for the quarter ended June 30, 2013 was $4,853,637, resulting from a net gain of $104,676 on the transfer of palladium to pay expenses and a net gain of $5,553,913 on palladium distributed for the redemption of Shares, offset by Sponsor’s Fees of $804,952. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2013.

The Six Months Ended June 30, 2013

The Trust’s NAV increased from $497,765,121 at December 31, 2012 to $513,194,264 at June 30, 2013,  a 3.10% increase for the period. The increase in the Trust’s NAV resulted primarily from an  increase in outstanding Shares, which rose from 7,250,000 Shares at December 31, 2012 to 8,150,000 Shares at June 30, 2013, a result of 1,700,000 Shares (34 Baskets) being created and 800,000 Shares (16 Baskets) being redeemed during the period, offset by a decrease in the price per ounce of palladium, which fell 8.01% from $699.00 at December 31, 2012 to $643.00 at June 30, 2013.

NAV per Share decreased 8.29% from $68.66 at December 31, 2012 to $62.97 at June 30, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $1,626,050 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $75.94 at March 11, 2013 was the highest during the period, compared with a low of $62.97 at June 28, 2013.

Net gain from operations for the period ended June 30, 2013 was $4,761,182, resulting from a net gain of $201,173 on the transfer of palladium to pay expenses and a net gain of $6,186,059 on palladium distributed for the redemption of Shares,  offset by Sponsor’s Fees of $1,626,050. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At June 30, 2013 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures a

Not applicable.

ETFS PALLADIUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2013:

                        21 Baskets were created.

                        14 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Palladium Per Share
April 2013	3	150,000	0.098
May 2013	8	400,000	0.098
June 2013	3	150,000	0.098
Total	14	700,000	0.098

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: August 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*          The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.