Form 10-Q
period 2013-09-30
ETFS PALLADIUM TRUST
filed 2013-11-08
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Yes ☐ No ☒

As of November 6, 2013, ETFS Palladium Trust had 7,150,000 ETFS Physical Palladium Shares outstanding.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

ETFS PALLADIUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012 (3)
(Amounts in 000's of US$)
ASSETS
Investment in palladium (1)	$490,327	$445,038
Total assets	$490,327	$445,038

LIABILITIES
Fees payable to Sponsor	$274	$255
Total liabilities	274	255

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	553,714	497,765
Shareholders' deficit	(63,661)	(52,982)
Total liabilities, redeemable Shares & shareholders' deficit	$490,327	$445,038

(1)The investment in palladium is valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and market value of the investment in palladium.

(2)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2013 were 7,800,000 and at December 31, 2012 were 7,250,000.

(3)Derived from audited Statement of Financial Condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of palladium transferred to pay expenses	$864	$733	$2,495	$2,148
Cost of palladium transferred to pay expenses	(767)	(766)	(2,197)	(2,088)
Gain / (loss) on palladium transferred to pay expenses	97	(33)	298	60

Gain / (loss) on palladium distributed for the redemption of Shares	3,603	17	9,789	(138)
Unrealized gain on investment in palladium	-	37,847	-	-
Total gain / (loss) on palladium	3,700	37,831	10,087	(78)

EXPENSES
Sponsor's Fee	888	756	2,514	2,211
Total expenses	888	756	2,514	2,211

Net gain / (loss) from operations	$2,812	$37,075	$7,573	$(2,289)

Net gain / (loss) per Share	$0.35	$4.52	$0.96	$(0.29)

Weighted average number of Shares	7,964,674	8,204,891	7,850,000	7,826,825

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of palladium	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of palladium received for creation of Shares	$9,841	$18,765	$122,635	$191,568

Value of palladium distributed for redemption of Shares - at average cost	$25,154	$39,924	$75,149	$46,072

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain / (loss) from operations	$2,812	$37,075	$7,573	$(2,289)
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
Decrease / (increase) in investment in palladium	16,079	(15,922)	(45,289)	(143,408)
Decrease in palladium receivable	6,297	-	-	-
Decrease in palladium payable	-	(11,389)	-	-
Increase in fees payable to Sponsor	25	23	19	63
Increase / (decrease) in redeemable Shares:
Creations	3,544	18,765	122,635	191,568
Redemptions	(28,757)	(28,552)	(84,938)	(45,934)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of palladium transferred to pay expenses	$864	$733	$2,495	$2,148

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2013

Nine Months
Ended
September 30, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(52,982)
Net gain for the period	7,573
Adjustment of redeemable Shares to redemption value	(18,252)
Shareholders' deficit - closing balance	$(63,661)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains on the Trust’s palladium holdings as of September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in palladium - average cost	$490,327	$445,038
Unrealized gain on investment in palladium	63,661	52,982
Investment in palladium - market value	$553,988	$498,020

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

There was no palladium receivable or payable at September 30, 2013 and December 31, 2012.

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When palladium is exchanged in settlement of a redemption, a gain or loss in the amount of the difference between the market value on the trade date and the historical cost is recorded to the Condensed Statement of Operations. Changes in the Shares for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	September 30, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	7,250,000	5,950,000
Creations	1,750,000	2,900,000
Redemptions	(1,200,000)	(1,600,000)
Closing balance	7,800,000	7,250,000

Redeemable Shares
Opening balance	$497,765	$373,935
Creations	122,635	194,997
Redemptions	(84,938)	(98,852)
Adjustment to redemption value	18,252	27,685
Closing balance	$553,714	$497,765

Redemption value per Share at period end	$70.99	$68.66

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2013.

2.6. Investment in Palladium

Changes in ounces of palladium and the respective values for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2013	December 31, 2012
Ounces of palladium
Opening balance	712,474.5	588,255.6
Creations	171,607.7	286,166.1
Redemptions	(117,564.7)	(157,419.8)
Transfers of palladium to pay expenses	(3,448.6)	(4,527.4)
Closing balance	763,068.9	712,474.5

Investment in palladium (lower of cost or market)
Opening balance	$445,038	$351,083
Creations	122,635	194,997
Redemptions	(75,149)	(98,236)
Transfers of palladium to pay expenses	(2,197)	(2,806)
Closing balance	$490,327	$445,038

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

For the three months ended September 30, 2013 and 2012, the Sponsor’s Fee was $887,982 and $755,706, respectively. For the nine months ended September 30, 2013 and 2012, the Sponsor’s Fee was $2,514,032 and  $2,211,017, respectively.

At September 30, 2013 and at December 31, 2012, the fees payable to the Sponsor were $273,955 and $254,522, respectively.

2.8. Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued ASU 2013-08, Financial Services –Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement would have on the financial statements.

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

The Quarter Ended September 30, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $513,194,264 at June 30, 2013 to $553,714,011 at September 30, 2013,  a 7.90% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 12.91% from $643.00 at June 30, 2013 to $726.00 at September 30, 2013, offset by a decrease in outstanding Shares, which fell from 8,150,000 Shares at June 30, 2013 to 7,800,000 Shares at September 30, 2013, a result of 50,000 Shares  (1 Basket) being created and 400,000 Shares  (8 Baskets) being redeemed during the quarter.

NAV per Share increased 12.74% from $62.97 at June 30, 2013 to $70.99 at September 30, 2013. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $887,982 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $74.56 at August 16, 2013 was the highest during the quarter, compared with a low of $65.51 at July 5, 2013.

Net gain from operations for the quarter ended September 30, 2013 was $2,812,231, resulting from a net gain of $96,819 on the transfer of palladium to pay expenses and a net gain of $3,603,394 on palladium distributed for the redemption of Shares, offset by Sponsor’s Fees of $887,982. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2013.

The Nine Months Ended September 30, 2013

The Trust’s NAV increased from $497,765,121 at December 31, 2012 to $553,714,011 at September 30, 2013,  an 11.24% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 3.86% from $699.00 at December 31, 2012 to $726.00 at September 30, 2013 and an increase in outstanding Shares, which rose from 7,250,000 Shares at December 31, 2012 to 7,800,000 Shares at September 30, 2013, a result of 1,750,000 Shares (35 Baskets) being created and 1,200,000 Shares (24 Baskets) being redeemed during the period.

NAV per Share increased 3.39% from $68.66 at December 31, 2012 to $70.99 at September 30, 2013. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $2,514,032 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $75.94 at March 11, 2013 was the highest during the period, compared with a low of $62.97 at June 28, 2013.

Net gain from operations for the period ended September 30, 2013 was $7,573,413, resulting from a net gain of $297,992 on the transfer of palladium to pay expenses and a net gain of $9,789,453 on palladium distributed for the redemption of Shares,  offset by Sponsor’s Fees of $2,514,032. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At September 30, 2013 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures a

Not applicable.

ETFS PALLADIUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2013:

1 Basket was created.

8 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Palladium Per Share
July 2013	2	100,000	0.098
August 2013	6	300,000	0.098
September 2013	-	-	-
Total	8	400,000	0.098

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: November 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.