Form 10-K
period 2013-12-31
ETFS PALLADIUM TRUST
filed 2014-02-28
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34589

ETFS PALLADIUM TRUST
(Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o ETF Securities USA LLC
48 Wall Street, 11th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 918-4954

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
ETFS Physical Palladium Shares	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer ☒

Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes  No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2013 as reported by the NYSE Arca, Inc. on that date: $526,897,500.

As of February 26,  2014, ETFS Palladium Trust has 6,650,000 ETFS Physical Palladium Shares outstanding.

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

The Trust’s Shares at redeemable value increased from $497,765,121 at December 31, 2012 to $510,214,088 at December 31, 2013, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 7,250,000 Shares at December 31, 2012 to 7,350,000 Shares at December 31, 2013.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding palladium bullion. The Shares offer an investment that:

•Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the palladium bullion market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 PM New York time.

•Is Relatively Cost Effective. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling palladium bullion and storing and insuring palladium bullion in a traditional allocated palladium bullion account.

•Has Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole plate or ingot or which is held temporarily to effect a creation or redemption of Shares). Physical bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the palladium temporarily being held in an unallocated palladium account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Palladium held in the Trust’s unallocated palladium account and any Authorized Participant’s unallocated palladium account is not segregated from the Custodian’s assets....” This contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

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

Overview of the Palladium Industry

Palladium Supply and Demand

Platinum and palladium are the two best known metals of the six platinum group metals (PGMs). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.  PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and the second largest palladium producer. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs.

World Palladium Supply and Demand 2003-2012

The following table sets forth a summary of the world palladium supply and demand for the period from 2003 to 2012 and is based on information reported in the Johnson Matthey, Platinum 2013.

Palladium Supply and Demand

'000 oz	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Supply
South Africa	2,320	2,480	2,605	2,775	2,765	2,430	2,370	2,640	2,560	2,320
Russia
Primary	2,950	4,800	3,135	3,220	3,050	2,700	2,675	2,720	2,705	2,630
Stock Sales	-	-	1,485	700	1,490	960	960	1,000	775	260
North America	935	1,035	910	985	990	910	755	590	900	895
Zimbabwe	-	-	125	135	135	140	180	220	265	265
Others	245	265	145	135	150	170	160	185	155	160
Total Supply	6,450	8,580	8,405	7,950	8,580	7,310	7,100	7,355	7,360	6,530

Demand by Application
Autocatalyst	3,450	3,790	3,865	4,015	4,545	4,465	4,050	5,580	6,155	6,705
Chemical	265	310	415	440	375	350	325	370	440	530
Dental	825	850	815	620	630	625	635	595	540	530
Electrical	900	920	1,275	1,495	1,550	1,370	1,370	1,410	1,375	1,190
Investment	30	200	220	50	260	420	625	1,095	(565)	470
Jewelry	260	930	1,490	1,140	950	985	775	595	505	445
Other	110	90	265	85	85	75	70	90	110	100
Total Gross Demand (LHS)	5,840	7,090	8,345	7,845	8,395	8,290	7,850	9,735	8,560	9,970
Total Supply with Recycling (LHS)	6,860	9,110	9,395	9,180	10,145	8,925	8,530	9,205	9,745	8,820
Balance (RHS)	1,020	2,020	1,050	1,335	1,750	635	680	(530)	1,185	(1,150)

Recycling
Autocatalyst	(410)	(530)	(625)	(805)	(1,015)	(1,140)	(965)	(1,310)	(1,695)	(1,670)
Electrical	-	-	(305)	(290)	(315)	(345)	(395)	(440)	(480)	(430)
Jewelry	-	-	(60)	(135)	(235)	(130)	(70)	(100)	(210)	(190)
Total Recycling	(410)	(530)	(990)	(1,230)	(1,565)	(1,615)	(1,430)	(1,850)	(2,385)	(2,290)
Total Net Demand	5,430	6,560	7,355	6,615	6,830	6,675	6,420	7,885	6,175	7,680
Movements in stocks	1,020	2,020	1,050	1,335	1,750	635	680	(530)	1,185	(1,150)

Suppliers of Palladium

Palladium supply from 2003 to 2012 has averaged 7.6 million ounces with the majority of production from Russia. There was an 11% decrease in palladium supply when comparing the average five-year periods ended 2007 and 2012, at 8.0 million ounces and 7.1 million ounces, respectively. Supply from Russia, on average, accounted for approximately 50% of total supply over that period.

As the main global supplier of palladium, Russia provided 44% of total supply in 2012. 40% of Russia’s total was supplied through newly mined palladium. At least since 2005 (when Johnson Matthey started to estimate this particular source of demand), the Russian government has been selling its stockpiled palladium. At its peak, the sales of Russian stocks contributed to 17% of total supply in 2007. Such sales have dwindled down to 4% of total supply, indicating a reduction in remaining stocks left to sell. South Africa is the second largest source of supply, accounting for 36% of total supply in 2013. North America contributes approximately 14% to supply while the recovery of palladium from autocatalysts has increased more than four-fold over the past ten years to account for 19% of supply in 2012.

Demand for Palladium

The biggest source of demand for palladium output over the period shown has come from the automotive industry which has accounted for an approximate average of 57% of all demand from 2003 to 2012. However, in contribution terms (not absolute terms) autocatalyst demand has decreased from a 2011 peak of 72% to 67% by 2012. Autocatalysts are the largest component of palladium demand, comprising 67% of total demand as of the end of 2012. Industrial demand (electronics, dentistry, and chemical) had fallen to a low of 23 % of total demand in 2012 from 34% in 2003. Jewelry demand for palladium, which accounted for 45% of demand in 2012 fell from a peak of 18% of demand in 2005.Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in US dollars from 2004 to January 2014 and is based on information provided by Bloomberg:

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579/oz in February 2008 to $173/oz in October 2008. Price then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of European countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. Demand for palladium which is used in diesel autocatalysts saw a lift from the temporary rise in European car sales. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012.

Operation of the Palladium Market

The global trade in palladium consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global palladium trading. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM. The four market-making members of the LPPM are: Goldman Sachs International, BASF Metals Limited, HSBC Bank USA, N.A. London branch, and Standard Bank PLC. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place. The main centers of the OTC market are London, New York, Hong Kong and Zurich. Mining companies, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small plates or ingots (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Precious metals dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the London Bullion Market Association and/or the LPPM. In the OTC market, the standard size of palladium trades between market makers is 1,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the palladium market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the COMEX. This period lasts for approximately four hours each New York business day morning.

The Palladium Market Although the market for physical palladium is distributed globally, most palladium is stored and most OTC market trades are cleared through Zurich. As of September 1, 2009, London also serves as a center for the clearing of OTC trades in palladium. In addition to coordinating market activities, the LPPM acts as the principal point of contact between the market and its regulators. A primary function of the LPPM is its involvement in the promotion of refining standards by maintenance of the “Good Delivery Lists” which are the lists of LPPM accredited melters and assayers of palladium. The LPPM also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

Palladium is traded generally on a “loco Zurich” basis, meaning the precious metal is physically held in vaults in Zurich or is transferred into accounts established in Zurich. As of September 1, 2009, palladium began trading on a “loco London” basis as well, meaning that the precious metal is physically held in vaults in London or is transferred into accounts established in London. The basis for settlement and delivery of a loco Zurich spot trade is payment (generally in US dollars) two business days after the trade date against delivery. Delivery of the palladium can either be by physical delivery or through the clearing systems to an unallocated account.

The unit of trade in London and Zurich is the troy ounce, whose conversion rate is: 1,000 grams equals 32.1507465 troy ounces, and one troy ounce equals 31.1034768 grams. A good delivery Palladium plate or ingot on the LPPM-approved list is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Plate or Ingot”).  A Good Delivery Plate or Ingot must contain between 32 and 192 troy ounces of palladium with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The palladium content of a palladium plate or ingot is calculated by multiplying the gross weight (expressed in units of 0.025 troy ounces) by the fineness of the plate or ingot. A Good Delivery Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the palladium spot price always refers to that of “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

Twice daily during London trading hours there is a fix which provides reference palladium prices for that day’s trading, often referred to as the “London Fix” for Palladium. Many long-term contracts will be priced on the basis of either the morning (AM) or afternoon (PM) London Fix, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The London Fix is the most widely used benchmark for daily palladium prices and is quoted by various financial information sources.

Formal participation in the London Fix is traditionally limited to four fixing members, each of which is a bullion dealer and a member of the LPPM. The chairmanship now rotates annually among the four member firms. The morning session of the fix starts at 9:45 AM London time and the afternoon session starts at 2:00 PM London time. The members of the LPPM fixing are currently: Goldman Sachs International, BASF Metals Limited, HSBC Bank USA, N.A. (London Branch), and Standard Bank PLC. Any other market participant wishing to participate in the trading on the London Fix is required to do so through one of the four palladium fixing members.

Orders are placed either with one of the four fixing members or with another precious metals dealer who will then be in contact with a fixing member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The London Fix begins with the fixing chairman suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix.

This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The palladium price is adjusted up or down until all the buy and sell orders are matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media. The London Fix is widely viewed as a full and fair representation of all market interest at the time of the fix.

Futures Exchanges

The most significant palladium futures exchanges are the COMEX and the Tokyo Commodity Exchange (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and launched palladium futures in 1968, followed with options in 2010. The TOCOM has been trading palladium since 1992. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the Palladium represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX operates through a central clearance system. On June 6, 2003, the TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

Market Regulation

The global palladium markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LPPM, falls under the authority of the Financial Conduct Authority (FCA) as provided by the Financial Services and Markets Act 2000 (FSM Act). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

The FCA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of palladium not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

The TOCOM has authority to perform financial and operational surveillance on its members’ trading activities, scrutinize positions held by members and large-scale customers, and monitor the price movements of futures markets by comparing them with cash and other derivative markets’ prices. To act as a Futures Commission Merchant Broker on the TOCOM, a broker must obtain a license from Japan’s Ministry of Economy, Trade and Industry (METI), the regulatory authority that oversees the operations of the TOCOM.

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

At the Evaluation Time, the Trustee will value the Trust’s palladium on the basis of that day’s “London PM Fix” (the afternoon session London Fix which starts at 2:00 PM London, England time and is performed in London by the four LPPM members participating in the London Fix) or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London Fix (AM or PM) determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s palladium is not an appropriate basis for evaluation of the Trust’s palladium, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s palladium or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Sponsor’s Fee for the year ended December 31, 2013 was $3,297,191 (December 31, 2012: $2,943,626;  December 31, 2011: $4,203,724).

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

All palladium bullion deposited with the Custodian or for the Custodian by the Zurich Sub-Custodian must be of at least a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%) and otherwise conform to the rules, regulations practices and customs of the LPPM, including the specifications for a Good Delivery Plate or Ingot.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s palladium. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, EC14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreement, are presently not a regulated activity subject to the supervision and rules of the FCA.

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

Inspection of Palladium

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s palladium and certain related records maintained by the Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian.  Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s palladium or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian, in order to examine the palladium and the records maintained by the Custodian. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company, as of December 31, 2013. The Sponsor has not exercised its right to visit the premises of the Zurich Sub-Custodian for the purpose of examining the Trust’s palladium and related records.

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

The Custodian is the custodian of the physical palladium credited to Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the physical palladium credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, and requires the Zurich Sub-Custodian to also segregate the physical palladium of the Trust from the other palladium held by it for other customers of the Custodian and the Zurich Sub-Custodian’s other customers. The Custodian requires the Zurich Sub-Custodian to identify in its books and records the Trust as having the rights to the physical palladium credited to its Trust Allocated Account. Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may inspect the vaults of the Custodian and the Zurich Sub-Custodian.  See “Inspection of Palladium”.

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

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•An individual who is treated as a citizen or resident of the United States for US federal income tax purposes;

•A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

•An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or

•A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

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

In addition, recent legislation generally applicable to high-income individuals and certain trusts and estates, imposes a new 3.8% Medicare contribution tax on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

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

Maximum 28% Long-Term Capital Gains Tax Rate for US Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including palladium bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual US Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any palladium bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28% The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

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

The Shares are designed to mirror as closely as possible the performance of the price of palladium bullion, and the value of the Shares relates directly to the value of the palladium held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of palladium has fluctuated widely over the past several years. Several factors may affect the price of palladium, including:

•Global palladium supply, which is influenced by such factors as production and cost levels in major palladium-producing countries such as Russia and South Africa.  Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past eight years and are likely to be exhausted soon, placing a higher burden on new mine supply;

•Currency exchange rates;

•Interest rates;

•Investment and trading activities of hedge funds and commodity funds; and

•Global or regional political, economic or financial events and situations.

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

From the effectiveness of the Trust’s initial public offering of its Shares on January 6, 2010 through February 18, 2014, the Trust engaged in Basket creations totaling approximately $1,212 million. Of this amount, approximately $173 million in Basket creations occurred over the eight trading days of the period from January 8, 2010 (the date the Shares began trading on the Exchange) to January 20, 2010. London PM Fix palladium per ounce prices were $422 on January 6, 2010 and $736 on February 18, 2014 and, during this period, reached a high of $858 on February 21, 2011 and a low of $395 on February 5, 2010. The Sponsor is unable to ascertain whether the palladium price movements during this period were attributable to the Trust’s Basket creation and redemption process or independent metal market forces or both. Nevertheless, the Trust and the Sponsor cannot assure you that future Basket creations or redemptions will have no effect on the palladium metal prices and, consequently, Share trading prices.

Since there is no limit on the amount of palladium that the Trust may acquire, the Trust, as it grows, may have an impact on the supply and demand of palladium that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global market for palladium.

The Trust Agreement places no limit on the amount of palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of palladium. The global market for palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2003 to 2012, world palladium supply averaged 7.6 million ounces. In 2012, supply measured 6.53 million ounces. If the amount of palladium acquired by the Trust is large enough in relation to global palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of palladium unrelated to other factors affecting the global market for palladium. Such an impact could affect the price for palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust.

As of February 18, 2014, the Trust held approximately 687,963 ounces of palladium that it acquired since it was formed on December 30, 2009, representing approximately 9.1% of the 2003-2012 average annual world palladium supply or approximately 10.5% of 2012 world palladium supply. Although the February 18, 2014 London PM Fix of $736 represents an increase from the London PM Fix of $422 when the Trust’s initial Share offering became effective on January 6, 2010, the Sponsor is unable to conclude that a long-term metal market price impact is being caused by the Trust’s holdings. Nevertheless, the Trust and the Sponsor cannot provide you any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

The possibility of large-scale distress sales of palladium in times of crisis may have a short-term negative impact on the price of palladium and adversely affect an investment in the Shares. For example, the 2008 financial credit crisis resulted in significantly depressed prices of palladium largely due to forced sales and deleveraging from institutional investors such as hedge funds and pension funds as expectations of economic growth slumped. Crises in the future may impair palladium’s price performance which would, in turn, adversely affect an investment in the Shares.

Several factors may have the effect of causing a decline in the prices of palladium and a corresponding decline in the price of Shares. Among them:

•A significant increase in palladium hedging activity by palladium producers. Should there be an increase in the level of hedge activity of palladium producing companies, it could cause a decline in world palladium prices, adversely affecting the price of the Shares.

•A significant change in the attitude of speculators, investors and central banks towards palladium. Should the speculative community take a negative view towards palladium or central banking authorities determine to sell national palladium reserves, either event could cause a decline in world palladium prices, negatively impacting the price of the Shares.

•A widening of interest rate differentials between the cost of money and the cost of palladium could negatively affect the price of palladium which, in turn, could negatively affect the price of the Shares.

•A combination of rising money interest rates and a continuation of the current low cost of borrowing palladium could improve the economics of selling palladium forward. This could result in an increase in hedging by palladium mining companies and short selling by speculative interests, which would negatively affect the price of palladium. Under such circumstances, the price of the Shares would be similarly affected.

•Autocatalysts, automobile components that use palladium, accounted for approximately 67% of the global demand in palladium in 2012.  The European automotive industry is currently experiencing declining demand and, in certain cases, solvency concerns.  Reduced automotive industry sales may result in a decline in autocatalyst demand.

•Reduced automotive industry sales may result in a decline in autocatalyst demand. A decline in the global automotive industry may impact the price of palladium and affect the price of the Shares.

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

The obligations of the Zurich Sub-Custodian under its arrangement with the Custodian with respect to the Trust’s allocated palladium is expressly governed by English law. Nevertheless, a court in the United States, England or Switzerland may determine that English law should not apply and, instead, apply Swiss law to that arrangement. Not only might it be difficult or impossible for a United States or English court to apply Swiss law to the Zurich Sub-Custodian’s arrangement, but application of Swiss law may, among other things, alter the relative rights and obligations of the Custodian and the Zurich Sub-Custodian to an extent that a loss to the Trust’s palladium may not have adequate or any legal redress. Further, the ability of the Trust to seek legal redress against the Zurich Sub-Custodian may be frustrated by the application of Swiss law.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Note: The Trust was audited for seed purposes on December 30, 2009 and had no operations for the remainder of 2009. Therefore no full audit was required and the Trust did not submit a 10-K for the year ended December 31, 2009. In the 10-K for the year ended December 31, 2010, the Statement of Financial Condition was presented for the period ended December 31, 2010 and the Statement of Operations was presented for the period December 30, 2009 through December 31, 2010.

The Trust’s Shares have been listed on the NYSE Arca under the symbol PALL since its initial public offering on January 8, 2010.

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2013 and December 31, 2012:

Fiscal Year Ended December 31, 2013: Quarter Ended
	High	Low
March 31, 2013	$76.88	$65.69
June 30, 2013	$76.74	$61.86
September 30, 2013	$74.70	$66.96
December 31, 2013	$74.50	$67.98

Fiscal Year Ended December 31, 2012: Quarter Ended
	High	Low
March 31, 2012	$71.51	$60.90
June 30, 2012	$67.41	$55.64
September 30, 2012	$68.52	$55.35
December 31, 2012	$69.57	$58.36

The number of Shares of the Trust as of February 26, 2014 were 6,650,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2013	$74.70	$70.42
September 2013	$71.53	$66.96
October 2013	$73.53	$68.34
November 2013	$74.50	$69.52
December 2013	$72.13	$67.98
January 2014	$72.95	$68.70

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in this annual report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the Reporting Period:

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2013	100,000	0.098
February 2013	-	-
March 2013	-	-
April 2013	150,000	0.098
May 2013	400,000	0.098
June 2013	150,000	0.098
July 2013	100,000	0.098
August 2013	300,000	0.098
September 2013	-	-
October 2013	700,000	0.098
November 2013	-	-
December 2013	-	-
Total	1,900,000	0.098

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2012	-	-
February 2012	-	-
March 2012	-	-
April 2012	-	-
May 2012	100,000	0.099
June 2012	200,000	0.099
July 2012	100,000	0.099
August 2012	-	-
September 2012	350,000	0.098
October 2012	400,000	0.098
November 2012	400,000	0.098
December 2012	50,000	0.098
Total	1,600,000	0.098

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010*
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$463,598	$445,038	$351,083	$620,791
Total gain on palladium	$15,225	$694	$87,834	$15,015
Net gain / (loss) from operations	$11,928	$(2,250)	$83,631	$12,664
Weighted average number of Shares	7,721,918	7,737,568	9,342,740	7,032,877
Net gain / (loss) per Share	$1.54	$(0.29)	$8.87	$1.80
Net cash provided by operating activities	$-	$-	$-	$-

*For the period from December 30, 2009 to December 31, 2010

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Incorporated, Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PALL.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding palladium price (per 1/10 of an oz. of palladium) since inception:

NAV per Share vs. 1/10th Palladium Fix from Inception to December 31, 2013

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

The table below summarizes the impact of unrealized gains on the Trust’s palladium at December 31, 2013,  2012 and 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Investment in palladium - average cost	$463,598	$445,038	$351,083
Unrealized gain on investment in palladium	46,877	52,982	23,047
Investment in palladium - market value	$510,475	$498,020	$374,130

Inspection of Palladium

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s palladium and certain related records maintained by the Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian.  Other than with respect to the Zurich Sub-Custodian, the Trustee has no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s palladium or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian, in order to examine the palladium and the records maintained by the Custodian. The inspection held as of December 31, 2013 by Inspectorate International Limited, a leading commodity inspection and testing company, confirmed that the Custodian’s records of palladium held in the vault were accurate. The Sponsor has not exercised its right to visit the premises of the Zurich Sub-Custodian for the purpose of examining the Trust’s palladium and related records.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At December 31, 2013, 2012 and 2011, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Total gain on palladium	$15,225	$694	$87,834
Net gain / (loss) from operations	$11,928	$(2,250)	$83,631
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2013

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the palladium owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $497,765,121 at December 31, 2012 to $510,214,088 at December 31, 2013, a 2.50% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 1.72% from $699.00 at December 31, 2012 to $711.00 at December 31, 2013, and an increase in outstanding Shares, which rose from 7,250,000 Shares at December 31, 2012 to 7,350,000 Shares at December 31, 2013, a result of 2,000,000 Shares (40 Baskets) being created and 1,900,000 Shares (38 Baskets) being redeemed during the year.

NAV per Share increased 1.11% from $68.66 at December 31, 2012 to $69.42 at December 31, 2013. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to Sponsor’s Fee, which were $3,297,191 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $75.94 at March 11, 2013 was the highest during the year, compared with a low of $62.97 at June 28, 2013.

Net gain from operations for the year ended December 31, 2013 was $11,927,911, resulting from a net gain of $386,763 on the transfer of palladium to pay expenses and a net gain of $14,838,339 on palladium distributed for the redemption of Shares, offset by Sponsor’s Fee of $3,297,191. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2013.

The year ended December 31, 2012

The Trust’s NAV increased from $373,935,765 at December 31, 2011 to $497,765,121 at December 31, 2012, a 33.12% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 9.91% from $636.00 at December 31, 2011 to $699.00 at December 31, 2012, and an increase in outstanding Shares, which rose from 5,950,000 Shares at December 31, 2011 to 7,250,000 Shares at December 31, 2012, a result of 2,900,000 Shares (58 Baskets) being created and 1,600,000 Shares (32 Baskets) being redeemed during the year.

NAV per Share increased 9.24% from $62.85 at December 31, 2011 to $68.66 at December 31, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentge basis due to Sponsor’s Fee, which were $2,943,626 for the year, or 0.60% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data - (Unaudited)

Quarterly Income Statements

Year ended December 31, 2013
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
Revenues
Value of palladium transferred to pay expenses	$775	$857	$864	$795	$3,291
Cost of palladium transferred to pay expenses	(678)	(752)	(767)	(707)	(2,904)
Gain on palladium transferred to pay expenses	97	105	97	88	387

Gain on palladium distributed for the redemption of Shares	632	5,554	3,603	5,049	14,838
Total gain on palladium	729	5,659	3,700	5,137	15,225

Expenses
Sponsor's fee	821	805	888	783	3,297
Total expenses	821	805	888	783	3,297
Net (loss) / gain from operations	$(92)	$4,854	$2,812	$4,354	$11,928

Net (loss) / gain per Share	$(0.01)	$0.61	$0.35	$0.59	$1.54

Weighted average number of Shares	7,582,222	7,998,901	7,964,674	7,341,848	7,721,918

Year ended December 31, 2012
	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
Revenues
Value of palladium transferred to pay expenses	$632	$782	$733	$737	$2,884
Cost of palladium transferred to pay expenses	(574)	(747)	(766)	(719)	(2,806)
Gain / (loss) on palladium transferred to pay expenses	58	35	(33)	18	78

(Loss) / gain on palladium distributed for the redemption of Shares	-	(155)	17	754	616
Unrealized (loss) / gain on investment in platinum	-	(37,847)	37,847	-	-
Total gain / (loss) on palladium	58	(37,967)	37,831	772	694

Expenses
Sponsor's fee	689	766	756	733	2,944
Total expenses	689	766	756	733	2,944
Net (loss) / gain from operations	$(631)	$(38,733)	$37,075	$39	$(2,250)

Net (loss) / gain per Share	$(0.09)	$(4.68)	$4.52	$0.01	$(0.29)

Weighted average number of Shares	6,986,813	8,284,615	8,204,891	7,471,739	7,737,568

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-12 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2013.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2013.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Palladium Trust

New York, New York

We have audited the internal control over financial reporting of ETFS Palladium Trust (the "Trust") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013 of the Trust and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2014

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of ETFX Fund Company Public Limited Company and of its manager ETFX Management Company Limited in Ireland. Assets under management in those companies are in excess of US$18 billion. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University.

Christopher Foulds – Chief Financial Officer and Treasurer

Christopher Foulds is the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Item 11. Executive Compensation.

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2013, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares.

Name and Address	Amount and Nature of Beneficial Ownership	% of Class
BlackRock, Inc.
40 East 52nd Street
New York, NY 10022	727,752	9.90%

Shares indicated as owned were reported on Schedule 13F returns filed by the Companies listed above. The Trust is unable to determine whether these Companies are the ultimate beneficial owners of such shares, and if they are not the ultimate beneficial owners, who such beneficial owners are.

Security Ownership of Management

The Trustee does not beneficially own any of the Trust Shares.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Audit fees	$55,400	$53,000
Audit related fees	18,600	15,400
	$74,000	$68,400

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2013 and 2012 were attributable to work performed by persons other than the principal accountant’s full time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements
See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description

4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158380 on December 31, 2009

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158380 on December 31, 2009

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158380 on December 31, 2009

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158380 on December 31, 2009

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

* In accordance with Regulation S-T, the XBRL-related information I Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

Click here to enter text.

ETFS PALLADIUM TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013
INDEX

Click here to enter text.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Palladium Trust

New York, New York

We have audited the accompanying statements of financial condition of ETFS Palladium Trust (the "Trust") as of December 31, 2013 and 2012, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Palladium Trust as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2014

Click here to enter text.

ETFS PALLADIUM TRUST

Statements of Financial Condition
At December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$, except for Share data)
ASSETS
Investment in palladium (1)	$463,598	$445,038
Total assets	$463,598	$445,038

LIABILITIES
Fees payable to Sponsor	$261	$255
Total liabilities	261	255

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	510,214	497,765
Shareholders' deficit	(46,877)	(52,982)
Total liabilities, redeemable Shares & shareholders' deficit	$463,598	$445,038

(1)The investment in palladium is valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and market value of the investment in palladium.

(2)Authorized Share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2013 were 7,350,000 and at December 31, 2012 were 7,250,000.

See Notes to the Financial Statements.

Click here to enter text.

ETFS PALLADIUM TRUST

Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of palladium transferred to pay expenses	$3,291	$2,884	$4,443
Cost of palladium transferred to pay expenses	(2,904)	(2,806)	(3,442)
Gain on palladium transferred to pay expenses	387	78	1,001

Gain on palladium distributed for the redemption of Shares	14,838	616	86,833
Total gain on palladium	15,225	694	87,834

EXPENSES
Sponsor's Fee	3,297	2,944	4,203
Total expenses	3,297	2,944	4,203

Net gain / (loss) from operations	$11,928	$(2,250)	$83,631

Net gain / (loss) per Share	$1.54	$(0.29)	$8.87

Weighted average number of Shares	7,721,918	7,737,568	9,432,740

See Notes to the Financial Statements.

Click here to enter text.

ETFS PALLADIUM TRUST

Statements of Cash Flows
For the year ended December 31, 2013, 2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of palladium	$-	$-	$-
Cash expenses paid	-	-	-
Increase in cash resulting from operations	-	-	-

Cash and cash equivalents at beginning of year	-	-	-
Cash and cash equivalents at end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of palladium received for creation of Shares	$140,584	$194,997	$190,757

Value of palladium distributed for redemption of Shares - at average cost	$119,120	$98,236	$433,432

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain / (loss) from operations	$11,928	$(2,250)	$83,631
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
(Increase) / decrease in palladium assets	(18,560)	(93,955)	246,117
Decrease in palladium receivable	-	-	23,591
Increase / (decrease) in fees payable to Sponsor	6	60	(243)
Increase / (decrease) in redeemable Shares:
Creations	140,584	194,997	167,166
Redemptions	(133,958)	(98,852)	(520,262)
Net cash provided by operating activities	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of palladium transferred to pay expenses	$3,291	$2,884	$4,443

See Notes to the Financial Statements.

Click here to enter text.

ETFS PALLADIUM TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2013,  2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(52,982)	$(23,047)	$(264,285)
Net gain / (loss) from operations	11,928	(2,250)	83,631
Adjustment of redeemable Shares to redemption value	(5,823)	(27,685)	157,607
Shareholders' deficit - closing balance	$(46,877)	$(52,982)	$(23,047)

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

ETFS PALLADIUM TRUST

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

2.1. Valuation of Palladium

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, and is valued, for financial statement purposes, at the lower of cost or market. The cost of palladium is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of palladium to pay the remuneration due to the Sponsor (the “Sponsor’s Fee”), or palladium distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix is the afternoon session of the twice daily fix of the price of an ounce of palladium which starts at 2:00 PM London, England time and is performed in London by the four members of the London Platinum and Palladium Market.

Once the value of palladium has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the Sponsor’s Fee, from the fair value of the palladium and all other assets held by the Trust.

The table below summarizes the unrealized gains on the Trust’s palladium holdings as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in palladium - average cost	$463,598	$445,038
Unrealized gain on investment in palladium	46,877	52,982
Investment in palladium - market value	$510,475	$498,020

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

There was no palladium receivable or payable at December 31, 2013 and 2012.

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the years ended December 31, 2013, 2012 and 2011 are set out below:

	Year	Year	Year
	Ended	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013	December 31, 2012	December 31, 2011
Number of redeemable Shares
Opening balance	7,250,000	5,950,000	11,250,000
Creations	2,000,000	2,900,000	2,100,000
Redemptions	(1,900,000)	(1,600,000)	(7,400,000)
Closing balance	7,350,000	7,250,000	5,950,000

Redeemable Shares
Opening balance	$497,765	$373,935	$884,638
Creations	140,584	194,997	167,166
Redemptions	(133,958)	(98,852)	(520,262)
Adjustment to redemption value	5,823	27,685	(157,607)
Closing balance	$510,214	$497,765	$373,935

Redemption value per Share at period end	$69.42	$68.66	$62.85

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

ETFS PALLADIUM TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Palladium

Changes in ounces of palladium and the respective values for the years ended December 31, 2013, 2012 and 2011  are set out below:

	Year	Year	Year
	Ended	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2013	December 31, 2012	December 31, 2011
Ounces of palladium
Opening balance	712,474.5	588,255.6	1,089,108.1
Creations	196,033.9	286,166.1	238,310.9
Redemptions	(185,992.9)	(157,419.8)	(733,279.8)
Transfers of palladium to pay expenses	(4,547.9)	(4,527.4)	(5,883.6)
Closing balance	717,967.6	712,474.5	588,255.6

Investment in palladium (lower of cost or market)
Opening balance	$445,038	$351,083	$597,200
Creations	140,584	194,997	190,757
Redemptions	(119,120)	(98,236)	(433,432)
Transfers of palladium to pay expenses	(2,904)	(2,806)	(3,442)
Closing balance	$463,598	$445,038	$351,083

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

For the year ended December 31, 2013 the Sponsor’s Fee was $3,297,191  (December 31, 2012: $2,943,626; December 31, 2011:  $4,203,724).

At December 31, 2013  $260,849 was payable to the Sponsor (December 31, 2012: $254,522).

2.8 Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued ASU 2013-08, Financial Services –Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement will have on the financial statements.

2.9 Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events were identified.

ETFS PALLADIUM TRUST

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants or purchase or sell palladium or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

Date: February 28, 2014

/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 28, 2014

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.