Form 10-K/A
period 2013-12-31
ETFS PALLADIUM TRUST
filed 2014-02-28
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

As of February 26,  2014, ETFS Palladium Trust has 6,650,000 ETFS Physical Palladium Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

ETFS Palladium Trust is filing this Amendment No.1 on form 10-K/A (this "Amendment") to amend our 10-K for the year ended December 31, 2013, filed on February 28, 2014 (the "Original Filing").  This amendment is being filed solely to correct an error identified in the Table of Contents, an incorrect version of which was included in the Original Filing.

No other changes have been made to the Original Filing.  This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-K for the year ended December 31, 2013.

.

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

ETFS PALLADIUM TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013
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