Form 10-Q
period 2014-09-30
ETFS PALLADIUM TRUST
filed 2014-11-10
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Yes ☐ No ☒

As of November 6, 2014, ETFS Palladium Trust had 5,700,000 ETFS Physical Palladium Shares outstanding.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

ETFS PALLADIUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Assets and Liabilities (Unaudited)
At September 30, 2014 and December 31, 2013

	September 30, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: September 30, 2014: $377,237; December 31, 2013: $463,598) (2)	$448,419	$463,598
Total assets	448,419	463,598

LIABILITIES
Fees payable to Sponsor	232	261
Palladium payable	3,766	-
Total Liabilities	3,998	261

NET ASSETS	$444,421	$463,337

ANALYSIS OF NET ASSETS
Redeemable Shares at redemption value to investors (3)	444,421	510,214
Shareholders' deficit	-	(46,877)
Total net assets (3)	$444,421	$463,337

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

(2)At September 30, 2014,  the investment in palladium is recorded at fair value. At December 31, 2013, the investment in palladium was recorded at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and fair value of the investment in palladium.

(3)Net assets at December 31, 2013 represents total liabilities, redeemable Shares and shareholders’ deficit.  Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2014 were 5,900,000 and at December 31, 2013 were 7,350,000.  Net asset value per Share at September 30, 2014 and December 31, 2013 was $75.33 and $69.42, respectively.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.  The amounts are those previously reported under non investment company accounting. Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Schedule of Investments (Unaudited)
At September 30, 2014 and December 31, 2013

	September 30, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	578,605.4	$377,237	$448,419	100.90%
Total investment in palladium	578,605.4	$377,237	$448,419	100.90%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	717,967.6	$463,598	$510,475	100.06%
Total investment in palladium	717,967.6	$463,598	$510,475	100.06%

(1)Calculated as investment in palladium at fair value divided by net assets, as at September 30, 2014, investment in palladium is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in palladium at cost divided by net assets, as at December 31, 2013, investment in palladium was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014 (1)	September 30, 2013 (2)	September 30, 2014 (1)	September 30, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$788	$888	$2,313	$2,514
Total expenses	788	888	2,313	2,514

Net investment loss	(788)	(888)	(2,313)	(2,514)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	198	97	422	298
Realized gain on palladium distributed for the redemption of Shares	9,651	3,603	20,388	9,789
Change in unrealized (loss) / gain on investment in palladium	(50,569)	-	24,305	-
Total (loss) / gain on palladium	(40,720)	3,700	45,115	10,087

Change in net assets from operations	$(41,508)	$2,812	$42,802	$7,573

Net (decrease) / increase in net assets per Share	$(6.52)	$0.35	$6.49	$0.96

Weighted average number of Shares	6,362,500	7,964,674	6,591,941	7,850,000

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non investment company accounting. Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three and nine months ended September 30, 2013

	Three Months	Nine Months
	Ended	Ended
	September 30, 2013 (1)	September 30, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of palladium	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of palladium received for creation of Shares	$9,841	$122,635

Value of palladium distributed for redemption of Shares - at cost	$25,154	$75,149

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$2,812	$7,573
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Decrease / (increase) in investment in palladium	16,079	(45,289)
Decrease in palladium receivable	6,297	-
Increase in palladium payable	-	-
Increase in fees payable to Sponsor	25	19
Increase / (decrease) in redeemable Shares:
Creations	3,544	122,635
Redemptions	(28,757)	(84,938)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of palladium transferred to pay expenses	$864	$2,495

(1)In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the three and nine months ended September 30, 2014.   Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statement of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2014

	Nine Months Ended September 30, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at December 31, 2013	7,350,000	$463,337
Effect of adoption of new accounting principle (see Note 2.1)		46,877
Net investment loss		(2,313)
Realized gain on investment in palladium		20,810
Change in unrealized gain on investment in palladium		24,305
Change in unrealized gain on unsettled creations or redemptions		53
Creations	250,000	19,757
Redemptions	(1,700,000)	(128,405)
Closing balance at September 30, 2014	5,900,000	$444,421

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PALLADIUM TRUST

Financial Highlights (Unaudited)
For the three and nine months ended September 30, 2014

	Three Months	Nine Months
	Ended	Ended
	September 30, 2014 (1)	September 30, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$82.16	$69.42
Income from investment operations:
Net investment loss	(0.12)	(0.35)
Total realized gain and change in unrealized (loss) / gain on investment in palladium	(6.71)	6.26
Change in net assets from operations	(6.83)	5.91

Net asset value per Share at end of period	$75.33	$75.33

Weighted average number of shares	6,362,500	6,591,941

Expense Ratio
Annualized Sponsor's Fee per Share	0.60%	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%	(0.60)%

Non-Annualized Total Return	(8.31)%	8.51%

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in palladium at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in palladium at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Condensed Statement of Assets and Liabilities and Condensed Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the nine month period ended September 30, 2014.

2.	A Schedule of Investments is required as of September 30, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the three and nine month periods ended September 30, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the three and nine month periods ended September 30, 2014.  Since the adoption of the new accounting principle is prospective, the prior year statement of cash flows is still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of September 30, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in palladium	$463,598	$510,475	$46,877

ETFS PALLADIUM TRUST

2. Significant Accounting Policies (Continued)

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich vault premises and whose appointment has been approved by the Sponsor, at its Zurich, Switzerland vaulting premises. Palladium is recorded at fair value.. The cost of palladium is determined according to the average cost method and the fair value is based on the London PM Fix. Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis using cost. The London PM Fix price for palladium is set using the afternoon session of the twice daily fix of the price of an ounce of palladium by the four members of the London Platinum and Palladium Market at approximately 2:00 PM London time, on each working day.

Once the value of palladium has been determined, the Net Asset Value (the “NAV”) is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the palladium and all other assets held by the Trust.

The table below summarizes the unrealized gains on the Trust’s palladium holdings as of September 30, 2014 and December 31, 2013.

(Amounts in 000's of US$)	September 30, 2014	December 31, 2013
Investment in palladium - cost	$377,237	$463,598
Unrealized gain on investment in palladium	71,182	46,877
Investment in palladium - fair value	$448,419	$510,475

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2014	December 31, 2013

Level 2
Investment in palladium	$448,419	$510,475

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

Palladium receivable or payable at September 30, 2014 and December 31, 2013 is set out in the table below

(Amounts in 000's of US$)	September 30, 2014	December 31, 2013
Palladium receivable	$-	$-

Palladium payable	$3,766	$-

ETFS PALLADIUM TRUST

2. Significant Accounting Policies (Continued)

2.4. Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.  The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other palladium clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the palladium required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated palladium account, either loco London or loco Zurich, established with the Custodian or a palladium clearing bank by an Authorized Participant.

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

Changes in the Shares for the year ended December 31, 2013 are set out below:

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

ETFS PALLADIUM TRUST

2. Significant Accounting Policies (Continued)

2.5. Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of palladium to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2014.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2014 and December 31, 2013.

2.7. Investment in Palladium

Changes in ounces of palladium and the respective values for the nine months ended September 30, 2014 and for the year ended December 31, 2013 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2014	December 31, 2013
Ounces of palladium
Opening balance	717,967.6	712,474.5
Creations	24,356.7	196,033.9
Redemptions	(160,758.5)	(185,992.9)
Transfers of palladium to pay expenses	(2,960.4)	(4,547.9)
Closing balance	578,605.4	717,967.6

Investment in palladium
Opening balance	$510,475	$445,038
Creations	19,757	140,584
Redemptions	(124,587)	(133,958)
Realized gain on palladium distributed for the redemption of Shares	20,388	14,838
Transfers of palladium to pay expenses	(2,341)	(3,291)
Realized gain on palladium transferred to pay expenses	422	387
Unrealized gain on investment in palladium	24,305	-
Closing balance	$448,419	$463,598

ETFS PALLADIUM TRUST

2. Significant Accounting Policies (Continued)

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

For the three months ended September 30, 2014 and 2013, the Sponsor’s Fee was $788,041 and $887,982, respectively. For the nine months ended September 30, 2014 and 2013, the Sponsor’s Fee was $2,312,951 and $2,514,032, respectively.

At September 30, 2014 and at December 31, 2013, the fees payable to the Sponsor were $231,994 and $260,849, respectively.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

On October 16, 2014, the London Platinum and Palladium Fixing Company Limited (“LPPFCL”) announced it will discontinue the “London Fix” pricing benchmark for palladium after November 30, 2014.  The London Fix has been the benchmark price for valuation of palladium bullion held by the Trust. The LPPFCL has accepted a proposal by the London Metal Exchange (“LME”) to administer a replacement palladium price benchmark mechanism. Commencing December 1, 2014, the LME will operate a palladium bullion price fixing system that will replicate electronically the current manual London Fix process employed by the LPPFCL as well as provide an electronic market clearing process for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing process, like the current London Fix process, will establish and publish fixed prices for troy ounces of palladium twice each London trading day at 9:45 am London time (“LME AM Fix”) and 2:00 pm London time (“LME PM Fix”). In addition to utilizing the same London Fix standards and methods, the LME will also supervise the palladium electronic price fixing process through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME AM and PM Fixes.

Commencing December 1, 2014, on each trading day the Sponsor will use the LME PM Fix for valuing palladium bullion received upon purchase of the Trust’s shares, delivered upon redemption of the Trust’s shares and otherwise held by the Trust. The Sponsor also expects to determine that the LME PM Fix will fairly represent the commercial value of palladium bullion held by the Trust and, effective 60 days after the delivery of notice of such determination to The Depository Trust Company, the registered owner of the shares of the Trust, the “Benchmark Price” (as defined in the Trust’s Trust Agreement) as of any day will be the LME PM Fix for such day.

During this period, no other material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

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

ETFS PALLADIUM TRUST

4. Concentration of Risk

The Trust’s sole business activity is the investment in palladium, and substantially all the Trust’s assets are holdings of palladium which creates a concentration of risk associated with fluctuations in the price of palladium. Several factors could affect the price of palladium, including: (i) global palladium supply, which is influenced by such factors as production and cost levels in major palladium-producing countries; (ii) global palladium supply and demand which us influenced by factors such as recycling, autocatalyst demand, industrial demand, jewelry demand, investment demand and sales of existing stockpiles of palladium;  (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations.  In addition, there is no assurance that palladium will maintain its long-term value in terms of purchasing power in the future. In the event that the price of palladium declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “PALL”.

Valuation of Palladium and Computation of Net Asset Value

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or as soon as practicable after 4:00 p.m. New York time on such day, (the “Evaluation Time”) the Trustee values the palladium held by the Trust and determines both the adjusted net asset value (the “ANAV”) and the net asset value (the “NAV”) of the Trust.

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

The Trustee then subtracts from the ANAV the amount of Sponsor’s Fees computed for such day to determine the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

ETFS PALLADIUM TRUST

The Quarter Ended September 30, 2014

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

The Trust’s NAV decreased from $529,909,345 at June 30, 2014 to $444,420,767 at September 30, 2014, a 16.13% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a  decrease in the price per ounce of palladium, which fell 8.18% from $844.00 at June 30, 2014 to $775.00 at September 30, 2014.

There was a  decrease in outstanding Shares, which fell from 6,450,000 Shares at June 30, 2014 to 5,900,000 Shares at September 30, 2014, a result of 50,000 Shares (1 Basket) being created and 600,000 Shares (12 Baskets) being redeemed during the quarter.

NAV per Share decreased 8.31% from $82.16 at June 30, 2014 to $75.33 at September 30, 2014. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $788,041 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $87.34 at August 18, 2014 was the highest during the quarter, compared with a low of $75.33 at September 30, 2014.

Decrease in net assets from operations for the quarter ended September 30, 2014 was $41,507,901, resulting from a realized gain of $198,411 on the transfer of palladium to pay expenses and a realized gain of $9,651,140 on palladium distributed for the redemption of Shares, offset by a change in unrealized loss on investment in palladium of $50,569,411 and Sponsor’s Fees of $788,041. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in palladium at the lower of cost or market value.  Under the previous presentation and accounting policies, the net gain from operations for the quarter ended September 30, 2013 was $2,812,231, resulting from a net gain of $96,819 on the transfer of palladium to pay expenses and a net gain of $3,603,394 on palladium distributed for the redemption of Shares, offset by Sponsor’s Fees of $887,982. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2013.

The increase in the net gain on palladium distributed for the redemption of Shares is attributable to movements in the fair value of palladium, in addition to an increased number of redemptions which occured in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.  There was a change in unrealized loss on investment in palladium in the quarter ended September 30, 2014 as a result of the adoption of investment company accounting and an decrease in the price of palladium during the quarter.  Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the quarter ended September 30, 2014 was lower than the fee for the quarter ended September 30, 2013, as the average assets were lower in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.

The Nine Months Ended September 30, 2014

The Trust’s NAV decreased  from $510,214,088 at December 31, 2013 to $444,420,767 at September 30, 2014, a 12.90% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a  decrease in outstanding Shares, which fell from 7,350,000 Shares at December 31, 2013 to 5,900,000 Shares at September 30, 2014, a result of 250,000 Shares  (5 Baskets) being created and 1,700,000 Shares  (34 Baskets) being redeemed during the period.

There was an increase in the price per ounce of palladium, which rose 9.00% from $711.00 at December 31, 2013 to $775.00 at September 30, 2014.

NAV per Share increased 8.51% from $69.42 at December 31, 2013 to $75.33 at September 30, 2014. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $2,312,951 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $87.34 at August 18, 2014 was the highest during the period, compared with a low of $68.50 at February 4, 2014.

Change in net assets arising from the change in accounting principle (refer to Note 2.1 of the unaudited condensed financial statements) as of January 1, 2014 was $46,877,007.  Increase in net assets from operations for the period ended September 30, 2014 was $42,802,628, resulting from a realized gain of $421,861 on the transfer of palladium to pay expenses, a realized gain of $20,388,290 on palladium distributed for the redemption of Shares and a change in unrealized gain on investment in palladium of $24,305,428, offset by Sponsor’s Fees of $2,312,951. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in palladium at the lower of cost or market value. Under the previous presentation and accounting policies, the net gain from operations for the period ended September 30, 2013 was $7,573,413, resulting from a net gain of $297,992 on the transfer of palladium to pay expenses and a net gain of $9,789,453 on palladium distributed for the redemption of Shares, offset by Sponsor’s Fees of $2,514,032. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2013.

The increase in the net gain on palladium distributed for the redemption of Shares is attributable to movements in the fair value of palladium, in addition to an increased number of redemptions which occured in the period ended September 30, 2014 compared to the period ended September 30, 2013.  There is a change in unrealized gain on investment in palladium in the period ended September 30, 2014 as a result of the adoption of investment company accounting and an increase in the price of palladium during the period.  Sponsor’s Fees are calculated as a percentage of assets. The Sponsor’s Fee in the period ended September 30, 2014 was lower than the fee for the period ended September 30, 2013, as the average assets were lower during the period ended September 30, 2014 compared to during the period ended September 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At September 30, 2014 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PALLADIUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2014:

1 Basket was created.

12 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	palladium per Share
July 2014	-	-	-
August 2014	2	100,000	0.097
September 2014	10	500,000	0.097
	12	600,000	0.097

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

As a result of the temporary incapacity of the Sponsor’s Chief Financial Officer and Treasurer, Christopher Foulds, due to illness, Joseph Roxburgh was appointed on November 4, 2014 to serve as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer until Mr. Foulds can resume his duties. Since 2012, Mr. Roxburgh has served as the Chief Financial Officer of ETF Securities Limited, the Sponsor’s parent company that is based in Jersey, Channel Islands.  Prior to acting as Chief Financial Officer of ETF Securities Limited, from 2006 to 2012, Mr. Roxburgh was Group Finance Director for a Jersey-based individual managing a global portfolio of commercial and financial investments. From 2004 to 2006, he was Group Finance Director and Company Secretary for Brand Advantage Group and held various roles at KPMG between 1993 and 2004. Mr Roxburgh is a Chartered Accountant (FCA) and a member of the Association of Corporate Treasurers (AMCT). He holds an Executive MBA from University of Bristol / Ecole Nationale des Ponts et Chausses and a BSc in Physics from the University of Manchester.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: November 10, 2014	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	/s/ Joseph Roxburgh
Joseph Roxburgh
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.