Form 10-K
period 2014-12-31
ETFS PALLADIUM TRUST
filed 2015-03-02
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2014 as reported by the NYSE Arca, Inc. on that date: $530,125,500.

As of February 26, 2015, ETFS Palladium Trust has 5,000,000 ETFS Physical Palladium Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $510,214,088 at December 31, 2013 to $398,833,791 at December 31, 2014, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 7,350,000 Shares at December 31, 2013 to 5,150,000 Shares at December 31, 2014.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

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

Overview of the Palladium Industry

Introduction

 This section provides a brief introduction to the palladium industry by looking at some of the key participants, detailing the primary sources of demand and supply.

Platinum Group Metals

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

The Investment Sector

Retail investment demand, has fallen back to 1% of total reported gross demand in 2013, after having reached a peak of 3% in 2008.

The Manufacturing Sector

The fabrication and manufacturing sector represents all the commercial and industrial users of palladium for which palladium is a daily part of their business. The autocatalyst and jewelry industries are the largest users of palladium.

World Palladium Supply and Demand

The following table sets forth a summary of the world palladium supply and demand for the period from 2004 to 2013 and is based on information reported from Johnson Matthey and the  Palladium 2014 Report.

(thousands of ounces)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Supply
South Africa	2,480	2,605	2,775	2,765	2,430	2,370	2,640	2,560	2,344	2,436
Russia	4,800	4,620	3,920	4,540	3,660	3,635	3,720	3,480	2,887	2,650
Others	1,300	1,180	1,255	1,275	1,220	1,095	995	1,320	1,328	1,446
Total Supply	8,580	8,405	7,950	8,580	7,310	7,100	7,355	7,360	6,559	6,532

Gross Demand
Autocatalyst	3,790	3,865	4,015	4,545	4,465	4,050	5,580	6,155	6,667	6,908
Jewelry	930	1,490	1,140	950	985	775	595	505	441	357
Industrial	2,170	2,770	2,640	2,640	2,420	2,400	2,465	2,465	2,318	2,181
Investment	200	220	50	260	420	625	1,095	(565)	467	(8)
Total Gross Demand	7,090	8,345	7,845	8,395	8,290	7,850	9,735	8,560	9,893	9,438

Recycling	(530)	(990)	(1,230)	(1,565)	(1,615)	(1,430)	(1,850)	(2,385)	(2,321)	(2,535)

Total Net Demand	6,560	7,355	6,615	6,830	6,675	6,420	7,885	6,175	7,572	6,903

Movements in stocks	2,020	1,050	1,335	1,750	635	680	(530)	1,185	(1,013)	(371)

Source: Johnson Matthey, Palladium 2014 Report.

Suppliers of Palladium

Palladium supply from 2004 to 2013 has averaged 7.6 million ounces with the majority of production from Russia. There was a 14% decrease in palladium mine supply when comparing the average five-year periods ended 2008 and 2013, at 8.2 million ounces and 7.0 million ounces, respectively. Supply from Russia, on average, accounted for approximately 50% of total supply over the 10 year period.

As the main global supplier of palladium, Russia provided 41% of total supply in 2013. Virtually all of Russia’s total was supplied through newly mined palladium. Sales of Russian stocks have dwindled down to a small percentage of total mine supply, indicating a reduction in remaining stocks left to sell. South Africa is the second largest source of supply, accounting for 37% of total supply in 2013.

North America contributes approximately 14% to mine supply while the recovery of palladium from autocatalysts has increased almost three-fold over the past ten years to account for 19% of supply in 2013.

Demand for Palladium

The biggest source of demand for palladium output over the period shown has come from the automotive industry which has accounted for an approximate average of 58%  of all demand from 2004 to 2013.

Autocatalysts are the largest component of palladium demand, comprising 73% of total demand as of the end of 2013. Industrial demand (electronics, dentistry, and chemical) had fallen to a low of 23% of total demand in 2013 from 34% in 2006. Jewelry demand for palladium, which accounted for 4% of demand in 2013, fell from a peak of 18% of demand in 2005.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in US dollars from January 2005 to January 2015 and is based on information provided by Bloomberg:

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579/oz in February 2008 to $173/oz in October 2008. Prices then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of European countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. Demand for palladium which is used in diesel autocatalysts saw a lift from the temporary rise in European car sales. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012.

Operation of the Palladium Market

The global trade in palladium consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global palladium trading. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM. Initially, ten market-making members of the LPPM are participating in the electronic LME PM fix process (as described below) administered by the London Metal Exchange (LME). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place. The main centers of the OTC market are London, New York, Hong Kong and Zurich. Mining companies, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small plates or ingots (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Precious metals dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the London Bullion Market Association and/or the LPPM. In the OTC market, the standard size of palladium trades between market makers is 1,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the palladium market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the COMEX. This period lasts for approximately four hours each New York business day morning.

The Zurich and London Palladium Bullion Markets

Although the market for physical palladium is distributed globally, most palladium is stored and most OTC market trades are cleared through Zurich. As of September 1, 2009, London also serves as a center for the clearing of OTC trades in palladium. In addition to coordinating market activities, the LPPM acts as the principal point of contact between the market and its regulators. A primary function of the LPPM is its involvement in the promotion of refining standards by maintenance of the “London/Zurich Good Delivery Lists,” which are the lists of LPPM accredited melters and assayers of palladium. The LPPM also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

Palladium is traded generally on a loco Zurich basis, meaning the precious metal is physically held in vaults in Zurich or is transferred into accounts established in Zurich. As of September 1, 2009, palladium began trading on a loco London basis as well, meaning that the precious metal is physically held in vaults in London or is transferred into accounts established in London. The basis for settlement and delivery of a loco Zurich spot trade is payment (generally in US dollars) two business days after the trade date against delivery. Delivery of the palladium can either be by physical delivery or through the clearing systems to an unallocated account.

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces, and one troy ounce equals 31.1034768 grams. A good delivery palladium plate or ingot on the LPPM approved list is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Plate or Ingot”). A Good Delivery Plate or Ingot must contain between 32 and 192 troy ounces of palladium with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The palladium content of a palladium plate or ingot is calculated by multiplying the gross weight (expressed in units of 0.025 troy ounces) by the fineness of the plate or ingot. A Good Delivery Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the palladium spot price always refers to that of “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

On December 1, 2014, the LME began administering the operation of electronic palladium bullion price fixing systems (“LMEbullion”) that replicates electronically the previous manual London palladium fix processes previously employed by the LPPFCL as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

Daily during London trading hours the LME AM Fix and the LME PM Fix each provide reference palladium prices for that day’s trading. Many long-term contracts will be priced on the basis of either the LME AM Fix or the LME PM Fix, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The LME AM Fix and the LME PM Fix are viewed as a full and fair representation of all market interest at the conclusion of the electronic price fixing process. The Trust values its palladium on the basis of the LME PM Fix.

The LME PM Fix results from LMEbullion.  Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Initially, ten LPPM members participated in establishing the LME PM Fix. Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

Orders are placed either with one of the participating LPPM members or with another precious metals dealer who will then be in contact with a participating LPPM member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the LMEbullion system suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The palladium price is adjusted up or down until all the buy and sell orders are electronically matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media.

The LPPFCL, LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non‑electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are fully transparent. The LME asserts that its electronic price fixing processes also will be fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Commencing December 1, 2014, the Sponsor determined that the London palladium fix, which has been revised based on the new LME method and is now known as the LME PM Fix, will be an appropriate basis for valuing palladium bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s palladium bullion each trading day.  The Sponsor also has determined that the LME PM Fix will fairly represent the commercial value of palladium bullion held by the Trust and, the “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s palladium bullion as of any day will be the LME PM Fix for such day.

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

Valuation of Palladium and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee evaluates the palladium held by the Trust and determines the NAV of the Trust. For the purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

At the Evaluation Time, the Trustee values the Trust’s palladium on the basis of that day’s LME PM Fix or, if no LME PM Fix is made on such day, the next most recent LME PM Fix determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LME PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s palladium is not an appropriate basis for evaluation of the Trust’s palladium, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LME PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s palladium or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Palladium Market—The Palladium Market” for a description of the LME PM Fix.

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

The Sponsor’s Fee for the year ended December 31, 2014 was $2,983,221  (December 31, 2013:  $3,297,191 December 31, 2012: $2,943,626).

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s palladium. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreement, are presently not a regulated activity subject to the supervision and rules of the FCA.

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

Inspection of Palladium

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s palladium and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian.  Any such inspection rights with respect to the Zurich Sub-Custodian are expected to be granted in accordance with the normal course of dealing between the Custodian and the Zurich Sub-Custodian.  Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian.  Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s palladium or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the palladium and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2014.

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

United States Federal Income Tax Consequences

The following is a discussion of the material US federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue code of 1986 as amended (the “Code”). The discussion below is based on the Code. United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•An individual who is treated as a citizen or resident of the United States;

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

Taxation of the Trust

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will no bet subject to US federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis.

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders are also treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of palladium to the Trust in exchange for Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shares are the same as its tax basis and holding period for the palladium delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

When the Trust sells or transfers palladium, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the palladium that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any palladium sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its Shares immediately prior to the sale, by a fraction the numerator of which is the amount of palladium sold, and the denominator of which is the total amount of the palladium held by the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the palladium remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the palladium that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold a pro rata share of the palladium held in the Trust at the time of the sale. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying palladium represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the palladium received in the redemption generally will be the same as the Shareholder’s tax basis for the Shares redeemed. The Shareholder’s holding period with respect to the palladium received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the palladium received by the Shareholder will be a taxable event.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including physical palladium, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any physical palladium which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%.The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

In addition, for high-income individuals and certain trusts and estates, a 3.8% Medicare contribution tax is imposed on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the Shares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders are required to recognize gain or loss on a sale of palladium by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions are subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

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

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not  US persons in order to avoid  backup withholding tax.

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

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Code section 4975 impose certain requirements on certain employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain commingled investment vehicles or insurance company general or separate accounts in which such plans or arrangements are invested (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under other federal law, or under state or local law (“Other Law”).

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible.   The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded Shares in a trust holding precious metals will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any precious metal is received by such IRA or plan account upon the redemption of any of the Shares purchased by it, the Shares or precious metal so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402.

Item 1A. Risk Factors

You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in the prospectus and in this report, including the Trust’s financial statements and the related notes.

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

The Shares are designed to mirror as closely as possible the performance of the price of palladium bullion, and the value of the Shares relates directly to the value of the palladium held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of palladium has fluctuated widely over the past several years. Several factors may affect the price of palladium, including:

•

 Global palladium supply, which is influenced by such factors as production and cost levels in major palladium-producing countries such as Russia and South Africa.  Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past eight years and could potentially soon be exhausted, placing a higher burden on new mine supply;

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major palladium markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the market for palladium is reduced after the close of the major world palladium markets, including London, Zurich and the Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”). As a result, during this time, trading spreads, and the resulting premium or discount on the Shares, may widen.

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

The Sponsor is unable to ascertain whether the palladium price movements since the commencement of the Trust’s initial public offering on January 8, 2010 were attributable to the Trust’s Basket creation and redemption process or independent metal market forces or both. Nevertheless, the Trust and the Sponsor cannot assure you that future Basket creations or redemptions will have no effect on the palladium metal prices and, consequently, Share trading prices.

Since there is no limit on the amount of palladium that the Trust may acquire, the Trust, as it grows, may have an impact on the supply and demand of palladium that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global market for palladium.

The Trust Agreement places no limit on the amount of palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of palladium. The global market for palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2004 and 2013, world palladium supply averaged 6.7 million ounces. In 2013, mine supply measured 6.4 million ounces. If the amount of palladium acquired by the Trust is large enough in relation to global palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of palladium unrelated to other factors affecting the global market for palladium. Such an impact could affect the price for palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide you any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

The LME PM Fix may prove unreliable.

Since December 1, 2014, the Trust has utilized the LME PM Fix as the benchmark price for valuing palladium held, received or delivered by the Trust. Prior to December 1, 2014, the Trust utilized the London afternoon palladium fix as its benchmark for valuation purposes. The London afternoon fix for palladium was the price of an ounce of palladium as set by four fixing members of the LPPM at approximately 2:00 PM, London time, on each working day and was widely accepted among palladium market participants. As of the close of business on November 30, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium to a subsidiary company of the LBMA and the administration of palladium price fixing mechanisms to the LME, which now results in, for the purposes of the Trust, the LME PM Fix. The LME has not operated this fixing process previously and the LME PM Fix may, among other things:

•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London afternoon palladium fix;
•	result in delays or errors in the determination of a daily benchmark price of palladium;
•	not be as widely accepted as the London afternoon palladium fix; or
•	otherwise prove unreliable.

If the LME PM Fix is unreliable for any reason, the price of palladium and the market price for the Shares may decline or be subject to greater volatility.

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

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Account Agreement, to the market value of the palladium held in the Trust Allocated Account at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Account Agreement, to the amount of palladium credited to the Trust Unallocated Account at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another palladium clearing bank, the liability of the palladium clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian, the Zurich Sub-Custodian or any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, the Zurich Sub-Custodian and any other sub-custodians are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian, the Zurich Sub-Custodian or any other sub-custodian concerning its palladium.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian has entered into arrangements with the Zurich Sub-Custodian and may enter into arrangements with other sub-custodians for all or a significant portion of the Trust’s palladium, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LPPM rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Zurich Sub-Custodian or any other sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

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

If the Trust’s palladium is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian, the Zurich Sub-Custodian or any other sub-custodian or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian, the Zurich Sub-Custodian and any other sub-custodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trustee against the Custodian, the Zurich Sub-Custodian or any other sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

The Custodian is reliant on the Zurich Sub-Custodian for the safekeeping of all or a substantial portion of the Trust’s palladium. Furthermore, the Custodian has limited obligations to oversee or monitor the Zurich Sub-Custodian. As a result, failure by any Zurich Sub-Custodian to exercise due care in the safekeeping of the Trust’s palladium could result in a loss to the Trust.

Palladium generally trades on a loco London or loco Zurich basis whereby the physical palladium is held in vaults located in London or Zurich or is transferred into accounts established in London or Zurich. The Custodian does not have a vault in Zurich and is reliant on the Zurich Sub-Custodian for the safekeeping of all or a substantial portion of the Trust’s allocated palladium. Other than obligations to (1) use reasonable care in appointing the Zurich Sub-Custodian, (2) require any Zurich Sub-Custodian to segregate the palladium held by it for the Trust from any other palladium held by it for the Custodian and any other customers of the Custodian by making appropriate entries in its books and records and (3) ensure that the Zurich Sub-Custodian provides confirmation to the Trustee that it has undertaken to segregate the palladium held by it for the Trust, the Custodian is not liable for the acts or omissions of the Zurich Sub-Custodian. Other than as described above, the Custodian does not undertake to monitor the performance by the Zurich Sub-Custodian of its custody functions. The Trustee’s obligation to monitor the performance of the Custodian is limited to receiving and reviewing the reports of the Custodian. The Trustee does not monitor the performance of the Zurich Sub-Custodian or any other sub-custodian. In addition, the ability of the Trustee and the Sponsor to monitor the performance of the Custodian may be limited because under the Custody Agreements, the Trustee and the Sponsor have only limited rights to visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s palladium and certain related records maintained by the Custodian or Zurich Sub-Custodian.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s palladium on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are Brink’s Global Services Inc., Group 4 Security Limited, Malca-Amit Commodities Limited, UBS AG, Johnson Matthey plc and Credit Suisse and the Custodian may use other LPPM clearing members that provide bullion vaulting and clearing services to third parties. The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s palladium from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s palladium or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s palladium and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

The obligations of any sub-custodian of the Trust’s palladium are not determined by contractual arrangements but by LPPM rules and London palladium market customs and practices, which may prevent the Trust’s recovery of damages for losses on its palladium custodied with sub-custodians.

Except for the Custodian’s arrangement with the Zurich Sub-Custodian, there are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s palladium and the Trustee or the Custodian because traditionally such arrangements are based on the LPPM’s rules and on the customs and practices of the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LPPM’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of palladium. If the Trust’s palladium is lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian. Whether a sub-custodian will be liable for the failure of sub-custodians appointed by it to exercise due care in the safekeeping of the Trust’s palladium will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from sub-custodians whether appointed by the Custodian or by another sub-custodian for any losses relating to the safekeeping of palladium by such sub-custodians.

Palladium bullion allocated to the Trust in connection with the creation of a Basket may not meet the London/Zurich Good Delivery Standards and, if a Basket is issued against such palladium, the Trust may suffer a loss.

Neither the Trustee nor the Custodian independently confirms the fineness of the palladium allocated to the Trust in connection with the creation of a Basket. The palladium bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LPPM’s standards for palladium plates or ingots delivered in settlement of a palladium trade (London/Zurich Good Delivery Standards), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such palladium, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss.

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

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2014 and December 31, 2013:

Fiscal Year Ended December 31, 2014: Quarter Ended
	High	Low
March 31, 2014	$77.53	$68.40
June 30, 2014	$83.98	$74.77
September 30, 2014	$88.10	$75.18
December 31, 2014	$79.55	$72.16

Fiscal Year Ended December 31, 2013: Quarter Ended
	High	Low
March 31, 2013	$76.88	$65.69
June 30, 2013	$76.74	$61.86
September 30, 2013	$74.70	$66.96
December 31, 2013	$74.50	$67.98

The number of Shares of the Trust as of February 26, 2015 were 5,000,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2014	$88.10	$82.23
September 2014	$86.49	$75.18
October 2014	$77.60	$72.16
November 2014	$78.42	$72.91
December 2014	$79.55	$75.61
January 2015	$79.16	$73.39

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of his report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the Reporting Period:

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2014	100,000	0.098
February 2014	600,000	0.098
March 2014	200,000	0.098
April 2014	100,000	0.097
May 2014	100,000	0.097
June 2014	-	-
July 2014	-	-
August 2014	100,000	0.097
September 2014	500,000	0.097
October 2014	150,000	0.097
November 2014	200,000	0.097
December 2014	400,000	0.097
Total	2,450,000	0.097

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2013	100,000	0.098
February 2013	-	-
March 2013	-	-
April 2013	150,000	0.098
May 2013	400,000	0.098
June 2013	150,000	0.098
July 2013	100,000	0.098
January 2015	300,000	0.098
September 2013	-	-
October 2013	700,000	0.098
November 2013	-	-
December 2013	-	-
Total	1,900,000	0.098

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010*
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$410,663	$463,598	$445,038	$351,083	$620,791
Total gain on palladium	$57,930	$15,225	$694	$87,834	$15,015
Change in net assets from operations	$54,947	$11,928	$(2,250)	$83,631	$12,664
Weighted average number of Shares	6,346,438	7,721,918	7,737,568	9,342,740	7,032,877
Net increase / (decrease) in net assets per Share	$8.66	$1.54	$(0.29)	$8.87	$1.80
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC

Shares of the Trust trade on the NYSE Arca under the symbol “PALL.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding palladium price (per 1/10 of an oz. of palladium) since inception:

NAV per Share vs. 1/10th Palladium Fix from December 30, 2009 (the Date of Inception) to December 31, 2014

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

Valuation of Palladium

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich vault premises and whose appointment has been approved by the Sponsor, at its Zurich, Switzerland vaulting premises. Palladium is recorded at fair value. The cost of palladium is determined according to the average cost method and the fair value is based on the LME PM Fix  (the afternoon session of LME’s twice daily electronic price fixing process). Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis using cost.

	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in palladium - cost	$335,517	$463,598	$445,038
Unrealized gain on investment in palladium	75,146	46,877	52,982
Investment in palladium - fair value	$410,663	$510,475	$498,020

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the palladium and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2014.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At December 31, 2014 and 2013, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Total gain on palladium	$57,930	$15,225	$694
Change in net assets from operations	$54,947	$11,928	$(2,250)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2014

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the palladium owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day. In previous years amounts were reported under non-investment company accounting, and the NAV reflected redeemable Shares at redemption value to investors.

The Trust’s NAV decreased  from $510,214,088 at December 31, 2013 to $398,833,791 at December 31, 2014, a 21.83% decrease for the year. The decrease in the Trust’s NAV resulted primarily from decrease in outstanding Shares, which fell from 7,350,000 Shares at December 31, 2013 to 5,150,000 Shares at December 31, 2014, a result of 250,000 Shares (5 Baskets) being created and 2,450,000 Shares (49 Baskets) being redeemed during the year.

There was an increase in the price per ounce of palladium, which rose 12.24% from $711.00 at December 31, 2013 to $798.00 at December 31, 2014

The NAV per Share increased 11.55% from $69.42 at December 31, 2013 to $77.44 at December 31, 2014. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to Sponsor’s Fee, which was $2,983,221 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $87.34 at August 18, 2014 was the highest during the year, compared with a low of $68.50 at February 4, 2014.

Change in net assets arising from the change in accounting principle (refer to Note 2.1 of the financial statements) as of January 1, 2014 was $46,877,007.  The increase in net assets from operations for the year ended December 31, 2014 was $54,946,826, resulting from a realized gain of $549,665 on the transfer of palladium to pay expenses, a realized gain of $29,111,120 on palladium distributed for the redemption of Shares and a change in unrealized gain on investment in palladium of $28,269,262, offset by Sponsor’s Fees of $2,983,221. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2014.

The year ended December 31, 2013

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

The NAV per Share increased 1.11% from $68.66 at December 31, 2012 to $69.42 at December 31, 2013. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to Sponsor’s Fee, which was  $3,297,191 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $75.94 at March 11, 2013 was the highest during the year, compared with a low of $62.97 at June 28, 2013.

The net gain from operations for the year ended December 31, 2013 was $11,927,911, resulting from a net gain of $386,763 on the transfer of palladium to pay expenses and a net gain of $14,838,339 on palladium distributed for the redemption of Shares, offset by Sponsor’s Fee of $3,297,191. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2013.

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

The NAV per Share increased 9.24% from $62.85 at December 31, 2011 to $68.66 at December 31, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to Sponsor’s Fee, which was $2,943,626 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $71.27 at February 29, 2012 was the highest during the year, compared with a low of $55.64 at July 23, 2012.

The net loss from operations for the year ended December 31, 2012 was $2,249,708, resulting from a net gain of $78,123 on the transfer of palladium to pay expenses and a net gain of $615,795 on palladium distributed for the redemption of Shares, offset by Sponsor’s Fee of $2,943,626. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2012.

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

Item 8. Financial Statements and Supplementary Data - (Unaudited)

Quarterly Income Statements

Year ended December 31, 2014
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$754	$771	$788	$670	$2,983
Total Expenses	754	771	788	670	2,983

Net investment loss	(754)	(771)	(788)	(670)	(2,983)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	82	141	198	129	550
Realized gain on palladium distributed for the redemption of Shares	7,995	2,742	9,651	8,723	29,111
Change in unrealized gain / (loss) on investment in palladium	36,292	38,583	(50,569)	3,963	28,269
Total gain / (loss) on palladium	44,369	41,466	(40,720)	12,815	57,930

Change in net assets from operations	$43,615	$40,695	$(41,508)	$12,145	$54,947

Net increase / (decrease) in net assets per Share	$6.26	6.31	(6.52)	2.16	8.66

Weighted average number of shares	6,966,111	6,453,846	6,362,500	5,617,935	6,346,438

Year ended December 31, 2013
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
REVENUE
Value of palladium transferred to pay expenses	$775	$857	$864	$795	$3,291
Cost of palladium transferred to pay expenses	(678)	(752)	(767)	(707)	(2,904)
Gain on palladium transferred to pay expenses	97	105	97	88	387

Gain on palladium distributed for the redemption of Shares	632	5,554	3,603	5,049	14,838
Total gain on palladium	729	5,659	3,700	5,137	15,225

EXPENSES
Sponsor's fee	821	805	888	783	3,297
Total expenses	821	805	888	783	3,297
Net (loss) / gain from operations	$(92)	$4,854	$2,812	$4,354	$11,928

Net (loss) / gain per Share	$(0.01)	$0.61	$0.35	$0.59	$1.54

Weighted average number of Shares	7,582,222	7,998,901	7,964,674	7,341,848	7,721,918

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-17 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2014.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2014.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Palladium Trust

New York, New York

We have audited the internal control over financial reporting of ETFS Palladium Trust (the "Trust") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations for each of the three years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and the statements of cash flows for each of the two years in the period ended December 31, 2013 and our report dated March 2, 2015 expressed an unqualified on those financial statements and financial statement schedules noted above.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

Item 9B. Other Information

As a result of Christopher Foulds’s temporary incapacity as the Sponsor’s Chief Financial Officer and Treasurer, due to illness, Joseph Roxburgh served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer from November 4, 2014 to February 26, 2015.  On February 26, 2015 Mr. Foulds resumed his duties as the Sponsor’s Chief Financial Officer and Treasurer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Ltd in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of US$15 billion. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Joseph Roxburgh – Chief Financial Officer and Treasurer

As a result of the temporary incapacity of the Sponsor’s Chief Financial Officer and Treasurer, Christopher Foulds, due to illness, Joseph Roxburgh was appointed on November 4, 2014 and he served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer until February 26, 2015 when Mr. Foulds resumed his duties. Since 2012, Mr. Roxburgh has served as the Chief Financial Officer of ETF Securities Limited, the Sponsor’s parent company that is based in Jersey, Channel Islands.  Prior to acting as Chief Financial Officer of ETF Securities Limited, from 2006 to 2012, Mr. Roxburgh was Group Finance Director for a Jersey-based individual managing a global portfolio of commercial and financial investments. From 2004 to 2006, he was Group Finance Director and Company Secretary for Brand Advantage Group and held various roles at KPMG between 1993 and 2004. Mr Roxburgh is a Chartered Accountant (FCA) and a member of the Association of Corporate Treasurers (AMCT). He holds an Executive MBA from University of Bristol / Ecole Nationale des Ponts et Chausses and a BSc in Physics from the University of Manchester.

Item 11. Executive Compensation.

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2014, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	% of Class
BlackRock, Inc.
40 East 52nd Street
New York, NY 10022	727,517	14.13%

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

Security Ownership of Management

Not applicable.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013

Audit fees	$59,270	$55,400
Audit related fees	37,350	18,600
	$96,620	$74,000

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

ETFS PALLADIUM TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Palladium Trust

New York, New York

We have audited the accompanying statements of assets and liabilities of ETFS Palladium Trust (the "Trust"), including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations for each of the three years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of ETFS Palladium Trust as of December 31, 2014 and 2013, the results of its operations for the each of the three years in the period ended December 31, 2014, the changes in its net assets and the financial highlights for the year ended December 31, 2014, and changes in its shareholder’s deficit and its cash flows and for the each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly, as discussed in Note 2.1 to the financial statements, the Trust has changed its method of accounting for investment in palladium and changed the presentation of its financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS PALLADIUM TRUST

Statements of Assets and Liabilities
At December 31, 2014 and 2013

	December 31, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: December 31, 2014: $335,517; December 31, 2013: $463,598) (2)	$410,663	$463,598
Total assets	410,663	463,598

LIABILITIES
Fees payable to Sponsor	212	261
Palladium payable	11,617	-
Total Liabilities	11,829	261

NET ASSETS	$398,834	$463,337

ANALYSIS OF NET ASSETS
Redeemable Shares at redemption value to investors (3)	398,834	510,214
Shareholders' deficit	-	(46,877)
Total net assets (3)	$398,834	$463,337

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At December 31, 2014, the investment in palladium is valued at fair value. At December 31, 2013 the investment in palladium was valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and fair value of the investment in palladium.

(3)Net assets at December 31, 2013 represents total liabilities, redeemable Shares and shareholders’ deficit. Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2014 were 5,150,000 and at December 31, 2013 were 7,350,000. Net asset value at December 31, 2014 was $77.44 and at December 31, 2013 was $69.42.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.  The amounts are those previously reported under non-investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Schedules  of Investments
At December 31, 2014 and 2013

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	514,615.5	$335,517	$410,663	102.97%
Total investment in palladium	514,615.5	$335,517	$410,663	102.97%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	717,967.6	$463,598	$510,475	100.06%
Total investment in palladium	717,967.6	$463,598	$510,475	100.06%

(1)Calculated as investment in palladium at fair value divided by net assets, as at December 31, 2014, investment in palladium is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in palladium at cost divided by net assets, as at December 31, 2013, investment in palladium was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statements of Operations
For the years ended December 31, 2014, 2013 and 2012

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2014 (1)	December 31, 2013 (2)	December 31, 2012 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$2,983	$3,297	$2,944
Total expenses	2,983	3,297	2,944

Net investment loss	(2,983)	(3,297)	(2,944)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	550	387	78
Realized gain on palladium distributed for the redemption of Shares	29,111	14,838	616
Change in unrealized gain on investment in palladium	28,269	-	-
Total gain on palladium	57,930	15,225	694

Change in net assets from operations	$54,947	$11,928	$(2,250)

Net increase / (decrease) in net assets per Share	$8.66	$1.54	$(0.29)

Weighted average number of Shares	6,346,438	7,721,918	7,737,568

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non-investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statements of Cash Flows
For the year ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31, 2013 (1)	December 31, 2012 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of palladium	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of palladium received for creation of Shares	$140,584	$194,997

Value of palladium distributed for redemption of Shares - at cost	$119,120	$98,236

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$11,928	$(2,250)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Increase in investment in palladium	(18,560)	(93,955)
Increase in fees payable to Sponsor	6	60
Increase / (decrease) in redeemable Shares:
Creations	140,584	194,997
Redemptions	(133,958)	(98,852)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of palladium transferred to pay expenses	$3,291	$2,884

(1)

In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the year ended December 31, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statement of Changes in Net Assets
For the year ended December 31, 2014

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	7,350,000	$463,337
Effect of adoption of new accounting principle (see Note 2.1)		46,877
Net investment loss		(2,983)
Realized gain on investment in palladium		29,661
Change in unrealized gain on investment in palladium		28,269
Change in unrealized gain on unsettled creations or redemptions		190
Creations	250,000	19,757
Redemptions	(2,450,000)	(186,274)
Closing balance at December 31, 2014	5,150,000	$398,834

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31, 2013 (1)	December 31, 2012 (1)
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(52,982)	$(23,047)
Net gain / (loss) from operations	11,928	(2,250)
Adjustment of redeemable Shares to redemption value	(5,823)	(27,685)
Shareholders' deficit - closing balance	$(46,877)	$(52,982)

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Financial Highlights
For the year ended December 31, 2014

Year
Ended
December 31, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$69.42
Income from investment operations:
Net investment loss	(0.47)
Total realized gain and change in unrealized gain on investment in palladium	8.49
Change in net assets from operations	8.02

Net asset value per Share at end of year	$77.44

Weighted average number of shares	6,346,438

Expense Ratio
Sponsor's Fee per Share	0.60%

Net Investment Loss Ratio
Net investment loss ratio	(0.60)%

Total Return	11.55%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

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

Notes to the Financial Statements

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Statement of Assets and Liabilities and Statement of Operations.  A Statement of Changes in Net Assets is required and has been presented for the year ended December 31, 2014.

2.	A Schedule of Investments is required as of December 31, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for year ended December 31, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the year ended December 31, 2014.  Since the adoption of the new accounting principle is prospective, the prior years’ statements of cash flows are still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of December 31, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

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

ETFS PALLADIUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.2. Valuation of Palladium

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich vault premises and whose appointment has been approved by the Sponsor, at its Zurich, Switzerland vaulting premises.  Palladium is recorded at fair value. The cost of palladium is determined according to the average cost method and the fair value is based on the London Metal Exchange (“LME”) PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of palladium to pay the remuneration due to the Sponsor (the “Sponsor’s Fee”), or palladium distributed for the redemption of Shares, are calculated on a trade date basis using average cost. As of December 1, 2014, the LME PM Fix is the afternoon session of the twice daily fix of the price of an ounce of palladium which starts at 2:00 PM London, England time and is performed by an electronic pricing system (“LMEbullion”) administered by the LME on behalf of the London Bullion Markets Association (“LBMA”) in London in which participating members of the London Platinum and Palladium Markets (“LPPM”) directly and other market participants indirectly through participating members of the LPPM submit buying and selling orders.  Prior to December 1, 2014, the daily price fix was performed by the four members of the LPPM (the “London Fix”).  Prior to December 1, 2014, the fair value of palladium was based on the London PM Fix, the afternoon session of the twice daily fix of the price of an ounce of palladium by the four members of the London Platinum and Palladium Market at approximately 2:00 PM London time, on each working day.

Once the value of palladium has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the Sponsor’s Fee, from the fair value of the palladium and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s palladium holdings as of December 31, 2014 and December 31, 2013:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013
Investment in palladium - cost	$335,517	$463,598
Unrealized gain on investment in palladium	75,146	46,877
Investment in palladium - fair value	$410,663	$510,475

Effective January 1, 2014, the Trust records its investment in palladium at fair value and recognizes changes in fair value of the investment in palladium as change in unrealized gain / loss on investment in palladium in the Statement of Operations.

Prior to 2014, the Trust recognized the movements in value of the investment in palladium arising from market declines on an interim basis. Increases in the value of the investment in palladium through market price recoveries in later interim periods of the same fiscal year were recognized in the later interim period. Increases in value recognized on an interim basis were not permitted to exceed the previously recognized diminution in value. Unrealized losses at December 31, 2013 were crystallized as realized losses, and the average cost of palladium was written down to market value.

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

2.2. Valuation of Palladium (continued)

Fair Value Hierarchy

Inputs

Generally accepted accounting principles establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

–	Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access.
–	Level 2.

Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

–	Level 3.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013

Level 2
Investment in palladium	$410,663	$510,475

There were no re-allocations or transfers between levels during the period.

2.3 Palladium Receivable or Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of the palladium is transferred within three days of trade date.

Palladium receivable or payable at December 31, 2014 and 2013 is set out below:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013
Palladium receivable	$-	$-

Palladium payable	$11,617	$-

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the Outstanding Shares as Redeemable Capital Shares as of December 31, 2013 and 2012 and as Net Assets as of December 31, 2014.  The Trust records the redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to Shareholders' Equity.  Changes in Shares for the year ended December 31, 2014 are presented in the Statement of Changes in Net Assets.  Changes in Shares for the years ended December 31, 2013 and 2012 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	7,250,000	5,950,000
Creations	2,000,000	2,900,000
Redemptions	(1,900,000)	(1,600,000)
Closing balance	7,350,000	7,250,000

Redeemable Shares
Opening balance	$497,765	$373,935
Creations	140,584	194,997
Redemptions	(133,958)	(98,852)
Adjustment to redemption value	5,823	27,685
Closing balance	$510,214	$497,765

Redemption value per Share at period end	$69.42	$68.66

ETFS PALLADIUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.5.  Realized Gains / Losses

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

Unless otherwise directed by the Sponsor, when selling palladium the Trustee will endeavor to sell at the price established by the LME PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such palladium, only if the sale transaction is made at the next LME PM Fix or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the palladium sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.6. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions in its major jurisdictions that require financial statement recognition. Based on this evaluation, the Sponsor has determined the Trust’s major jurisdictions to be where it is organized and where bullion is held.  No uncertain tax positions have been identified. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

ETFS PALLADIUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.7. Investment in Palladium

Changes in ounces of palladium and the respective values for the years ended December 31, 2014, 2013 and 2012 are set out below:

	Year	Year	Year
	Ended	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2014	December 31, 2013	December 31, 2012
Ounces of palladium
Opening balance	717,967.6	712,474.5	588,255.6
Creations	24,356.7	196,033.9	286,166.1
Redemptions	(223,886.6)	(185,992.9)	(157,419.8)
Transfers of palladium to pay expenses	(3,822.2)	(4,547.9)	(4,527.4)
Closing balance	514,615.5	717,967.6	712,474.5

Investment in palladium
Opening balance	$510,475	$445,038	$351,083
Creations	19,757	140,584	194,997
Redemptions	(174,468)	(133,958)	(98,852)
Realized gain on palladium distributed for the redemption of Shares	29,111	14,838	616
Transfers of palladium to pay expenses	(3,031)	(3,291)	(2,884)
Realized gain on palladium transferred to pay expenses	550	387	78
Unrealized gain on investment in palladium	28,269	-	-
Closing balance	$410,663	$463,598	$445,038

2.8. Expenses

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

For the year ended December 31, 2014 the Sponsor’s Fee was $2,983,221  (December 31, 2013: $3,297,191;  December 31, 2012: $2,943,626).

At December 31, 2014  $212,592 was payable to the Sponsor (December 31, 2013: $260,849).

2.9 Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the Trust’s financial statements were identified.

ETFS PALLADIUM TRUST

Notes to the Financial Statements

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: March 2, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.

Click here to enter text.