Form 10-Q
period 2015-03-31
ETFS PALLADIUM TRUST
filed 2015-05-08
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Yes ☐ No ☒

As of May 4, 2015, ETFS Palladium Trust had 4,750,000 ETFS Physical Palladium Shares outstanding.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

ETFS PALLADIUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Statements of Assets and Liabilities
At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: March 31, 2015: $300,253; December 31, 2014: $335,517)	$335,725	$410,663
Total assets	335,725	410,663

LIABILITIES
Fees payable to Sponsor	174	212
Palladium payable	-	11,617
Total Liabilities	174	11,829

NET ASSETS (1)	$335,551	$398,834

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2015 were 4,750,000 and at December 31, 2014 were 5,150,000.  Net asset value per Share at March 31, 2015 and December 31, 2014 was $70.64 and $77.44, respectively.

See Notes to the Condensed Financial Statements

ETFS PALLADIUM TRUST

Schedule of Investments
At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	460,527.9	$300,253	$335,725	100.05%
Total investment in palladium	460,527.9	$300,253	$335,725	100.05%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	514,615.5	$335,517	$410,663	102.97%
Total investment in palladium	514,615.5	$335,517	$410,663	102.97%

See Notes to the Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2015 and 2014

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$548	$754
Total expenses	548	754

Net investment loss	(548)	(754)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	102	82
Realized gain on palladium distributed for the redemption of Shares	7,455	7,995
Change in unrealized (loss) / gain on investment in palladium	(39,675)	36,292
Total (loss) / gain on palladium	(32,118)	44,369

Change in net assets from operations	$(32,666)	$43,615

Net (decrease) / increase in net assets per Share	$(6.57)	$6.26

Weighted average number of Shares	4,970,556	6,966,111

See Notes to the Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statement of Changes in Net Assets
For the three months ended March 31, 2015 (Unaudited) and the year ended December 31, 2014

	Three Months Ended March 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	5,150,000	$398,834
Net investment loss		(548)
Realized gain on investment in palladium		7,557
Change in unrealized loss on investment in palladium		(39,675)
Change in unrealized loss on unsettled creations or redemptions		(190)
Creations	-	-
Redemptions	(400,000)	(30,427)
Closing balance at March 31, 2015	4,750,000	$335,551

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	7,350,000	$463,337
Effect of adoption of new accounting principle (see Note 2.1)		46,877
Net investment loss		(2,983)
Realized gain on investment in palladium		29,661
Change in unrealized gain on investment in palladium		28,269
Change in unrealized gain on unsettled creations or redemptions		190
Creations	250,000	19,757
Redemptions	(2,450,000)	(186,274)
Closing balance at December 31, 2014	5,150,000	$398,834

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Condensed Financial Statements

ETFS PALLADIUM TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2015 and 2014

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$77.44	69.42
Income from investment operations:
Net investment loss	(0.11)	(0.11)
Total realized and unrealized gains or losses on investment in palladium	(6.69)	6.54
Change in net assets from operations	(6.80)	6.43

Net asset value per Share at end of period	$70.64	75.85

Weighted average number of shares	4,970,556	6,966,111

Expense Ratio
Annualized Sponsor's Fee per Share	0.60%	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%	(0.60)%

Non-Annualized Total Return	(8.78)%	9.26%

See Notes to the Condensed Financial Statements

ETFS PALLADIUM TRUST

Notes to the Condensed Financial Statements

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

The accompanying condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

ETFS PALLADIUM TRUST

Notes to the Condensed Financial Statements

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

2.1. Basis of Accounting

At the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in palladium at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in palladium at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

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

The adoption of Topic 946 accounting changed the presentation of the Trust’s financial statements prospectively from January 1, 2014.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in palladium	$463,598	$510,475	$46,877

ETFS PALLADIUM TRUST

Notes to the Condensed Financial Statements

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the (“Zurich Sub-Custodian”). Palladium is recorded at fair value. The cost of palladium is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of palladium administered by the London Metal Exchange (“LME”) (the “LME PM Fix”). Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis using cost.

Since December 1, 2014, the LME has been responsible for the administration of the electronic palladium bullion price fixing system (“LMEbullion”) that replicates electronically the previous manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix).

Prior to December 1, 2014, the Trust utilized the London PM Fix as its benchmark for valuation purposes. The London PM Fix for palladium was the price of an ounce of palladium as set by four fixing members of the London Platinum and Palladium Market (“LPPM”) at approximately 2:00 PM, London time, on each working day and was widely accepted among palladium market participants. The London PM Fix was discontinued on November 30, 2014.

Once the value of palladium has been determined, the Net Asset Value (the “NAV”) is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the palladium and all other assets held by the Trust.

The Trust recognizes changes in fair value of the investment in palladium as changes in unrealized gains or losses on investment in palladium through the Statement of Operations.

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

Realized gains and losses on transfers of palladium, or palladium transferred for the redemption of Shares, are calculated on a trade date basis using cost.

ETFS PALLADIUM TRUST

Notes to the Condensed Financial Statements

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2015	December 31, 2014

Level 2
Investment in palladium	$335,725	$410,663

There were no transfers between levels during the period ended March 31, 2015 or the year ended December 31, 2014.

2.3.  Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of the palladium is transferred within three business days of the trade date.

Palladium receivable or payable at March 31, 2015 and December 31, 2014

(Amounts in 000's of US$)	March 31, 2015	December 31, 2014
Palladium receivable	$-	$-

Palladium payable	$-	$11,617

ETFS PALLADIUM TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.4.  Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants (as defined below) at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.  The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other palladium clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the palladium required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated palladium account, either loco London or loco Zurich, established with the Custodian or a palladium clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2015 and December 31, 2014.

ETFS PALLADIUM TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.6.  Investment in Palladium

Changes in ounces of palladium and the respective values for the three months ended March 31, 2015 and for the year ended December 31, 2014 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2015	December 31, 2014
Ounces of palladium
Opening balance	514,615.5	717,967.6
Creations	-	24,356.7
Redemptions	(53,343.7)	(223,886.6)
Transfers of palladium to pay expenses	(743.9)	(3,822.2)
Closing balance	460,527.9	514,615.5

Investment in palladium
Opening balance	$410,663	$510,475
Creations	-	19,757
Redemptions	(42,233)	(174,468)
Realized gain on palladium distributed for the redemption of Shares	7,455	29,111
Transfers of palladium to pay expenses	(587)	(3,031)
Realized gain on palladium transferred to pay expenses	102	550
Change in unrealized (loss) / gain on investment in palladium	(39,675)	28,269
Closing balance	$335,725	$410,663

ETFS PALLADIUM TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.7.  Expenses / Realized Gains / Losses

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

For the three months ended March 31, 2015 and 2014, the Sponsor’s Fee was $548,386 and $753,558, respectively.

At March 31, 2015 and at December 31, 2014, the fees payable to the Sponsor were $173,824 and $212,592, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarters ended March 31, 2015 and 2014.

Unless otherwise directed by the Sponsor, when selling palladium the Trustee will endeavor to sell at the price established by the LME PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such palladium only if the sale transaction is made at the next LME PM Fix or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the cost of the palladium sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

ETFS PALLADIUM TRUST

Notes to the Condensed Financial Statements

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

ETFS PALLADIUM TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed financial statements and notes to the condensed financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

Once the value of the palladium has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place that are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the palladium and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the adjusted net asset value (the “ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

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

ETFS PALLADIUM TRUST

The Quarter Ended March 31, 2015

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $398,833,791 at December 31, 2014 to $335,550,965 at March 31, 2015, a 15.87% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a  decrease in the price per ounce of palladium, which fell 8.65% from $798.00 at December 31, 2014 to $729.00 at March 31, 2015 and a decrease in outstanding Shares, which fell from 5,150,000 Shares at December 31, 2014 to 4,750,000 Shares at March 31, 2015, a result of 400,000 Shares (8 Baskets) being redeemed during the quarter. No Shares were created during the quarter.

NAV per Share decreased 8.78% from $77.44 at December 31, 2014 to $70.64 at March 31, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to Sponsor’s Fees, which were $548,386 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $80.56 at March 3, 2015 was the highest during the quarter, compared with a low of $70.64 at March 31, 2015.

Decrease in net assets from operations for the quarter ended March 31, 2015 was $32,665,835, resulting from a realized gain of $102,159 on the transfer of palladium to pay expenses and a realized gain of $7,454,921 on palladium distributed for the redemption of Shares, offset by a change in unrealized loss on investment in palladium of $39,674,529 and Sponsor’s Fees of $548,386. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At March 31, 2015 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The condensed financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies.  In addition, please refer to Note 2 to the condensed financial statements for further discussion of accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PALLADIUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2015:

0 Baskets were created.

8 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	palladium per Share
January 2015	2	100,000	0.097
February 2015	4	200,000	0.097
March 2015	2	100,000	0.097
	8	400,000	0.097

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: May 8, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.