Form 10-Q
period 2015-06-30
ETFS PALLADIUM TRUST
filed 2015-08-06
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Yes ☐ No ☒

As of August 4, 2015, ETFS Palladium Trust had 4,400,000 ETFS Physical Palladium Shares outstanding.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

ETFS PALLADIUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Statements of Assets and Liabilities
At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: June 30, 2015: $290,331; December 31, 2014: $335,517)	$301,474	$410,663
Total assets	301,474	410,663

LIABILITIES
Fees payable to Sponsor	151	212
Palladium payable	3,275	11,617
Total Liabilities	3,426	11,829

NET ASSETS (1)	$298,048	$398,834

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2015 were 4,550,000 and at December 31, 2014 were 5,150,000.  Net asset values per Share at June 30, 2015 and December 31, 2014  were $65.51 and $77.44, respectively.

See Notes to the Condensed Financial Statements

ETFS PALLADIUM TRUST

Schedules of Investments
At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	445,309.4	$290,331	$301,474	101.15%
Total investment in palladium	445,309.4	$290,331	$301,474	101.15%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	514,615.5	$335,517	$410,663	102.97%
Total investment in palladium	514,615.5	$335,517	$410,663	102.97%

See Notes to the Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$524	$771	$1,072	$1,525
Total expenses	524	771	1,072	1,525

Net investment loss	(524)	(771)	(1,072)	(1,525)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	89	141	191	223
Realized gain on palladium distributed for the redemption of Shares	1,099	2,742	8,554	10,737
Change in unrealized (loss) / gain on investment in palladium	(24,328)	38,583	(64,003)	74,875
Total (loss) / gain on palladium	(23,140)	41,466	(55,258)	85,835

Change in net assets from operations	$(23,664)	$40,695	$(56,330)	$84,310

Net (decrease) / increase in net assets per Share	$(5.01)	$6.31	$(11.62)	$12.57

Weighted average number of Shares	4,722,527	6,453,846	4,845,856	6,708,564

See Notes to the Condensed Financial Statements

ETFS PALLADIUM TRUST

Condensed Statements of Changes in Net Assets
For the six months ended June 30, 2015 (Unaudited) and the year ended December 31, 2014

	Six Months Ended June 30, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	5,150,000	$398,834
Net investment loss		(1,072)
Realized gain on investment in palladium		8,745
Change in unrealized loss on investment in palladium		(64,003)
Change in unrealized loss on unsettled creations or redemptions		(190)
Creations	-	-
Redemptions	(600,000)	(44,266)
Closing balance at June 30, 2015	4,550,000	$298,048

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	7,350,000	$463,337
Effect of adoption of new accounting principle (see Note 2.1)		46,877
Net investment loss		(2,983)
Realized gain on investment in palladium		29,661
Change in unrealized gain on investment in palladium		28,269
Change in unrealized gain on unsettled creations or redemptions		190
Creations	250,000	19,757
Redemptions	(2,450,000)	(186,274)
Closing balance at December 31, 2014	5,150,000	$398,834

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Condensed Financial Statements

ETFS PALLADIUM TRUST

Financial Highlights (Unaudited)
For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$70.64	$75.85	$77.44	$69.42
Income from investment operations:
Net investment loss	(0.11)	(0.12)	(0.22)	(0.23)
Total realized and unrealized gains or losses on investment in palladium	(5.02)	6.43	(11.71)	12.97
Change in net assets from operations	(5.13)	6.31	(11.93)	12.74

Net asset value per Share at end of period	$65.51	$82.16	$65.51	$82.16

Weighted average number of Shares	4,722,527	6,453,846	4,845,856	6,708,564

Expense Ratio
Annualized Sponsor's Fee per Share	0.60%	0.60%	0.60%	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Non-Annualized Total Return	(7.26)%	8.32%	(15.41)%	18.35%

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

The accompanying condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

ETFS PALLADIUM TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Trust.

2.1. Basis of Accounting

At the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC"), Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in palladium at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in palladium at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

Following the release of FASB Accounting Standards Update (“ASU”) 2013-08, Topic 946: Amendments to the Scope, Measurement and Disclosure Requirements, the Sponsor has re-evaluated whether the Trust falls within scope and has concluded that for reporting purposes, the Trust is classified as an investment company effective January 1, 2014.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

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

ETFS PALLADIUM TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.2. Valuation of Palladium

The Trust follows the provisions of ASC 820, Fair Value Measurements ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Since December 1, 2014, the LME has been responsible for the administration of the electronic palladium bullion price fixing system (“LMEbullion”) that replicates electronically the previous manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. LMEBullion, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix).

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

The Trust recognizes changes in fair value of the investment in palladium as changes in unrealized gains or losses on investment in palladium through the Condensed Statement of Operations.

The per Share amount of palladium exchanged for a purchase or redemption is calculated daily by the Trustee, using the LME PM Fix to calculate the palladium amount in respect of any liabilities for which covering palladium sales have not yet been made, and represents the per Share amount of palladium held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

ETFS PALLADIUM TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.2.  Valuation of Palladium (continued)

Fair Value Hierarchy

ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.
Level 2

Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

Level 3

Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2015	December 31, 2014

Level 2
Investment in palladium	$301,474	$410,663

There were no transfers between levels during the period ended June 30, 2015 or the year ended December 31, 2014.

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

ETFS PALLADIUM TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.4.  Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants (as defined below) at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.  The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person or entity who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other palladium clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the palladium required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated palladium account, either loco London or loco Zurich, established with the Custodian or a palladium clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2015 and December 31, 2014.

ETFS PALLADIUM TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.6.  Investment in Palladium

Changes in ounces of palladium and their respective values for the six months ended June 30, 2015 and for the year ended December 31, 2014 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2015	December 31, 2014
Ounces of palladium
Opening balance	514,615.5	717,967.6
Creations	-	24,356.7
Redemptions	(67,861.1)	(223,886.6)
Transfers of palladium to pay expenses	(1,445.0)	(3,822.2)
Closing balance	445,309.4	514,615.5

Investment in palladium
Opening balance	$410,663	$510,475
Creations	-	19,757
Redemptions	(52,798)	(174,468)
Realized gain on palladium distributed for the redemption of Shares	8,554	29,111
Transfers of palladium to pay expenses	(1,133)	(3,031)
Realized gain on palladium transferred to pay expenses	191	550
Change in unrealized (loss) / gain on investment in palladium	(64,003)	28,269
Closing balance	$301,474	$410,663

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

For the three months ended June 30, 2015 and 2014, the Sponsor’s Fee was $524,002 and $771,352, respectively. For the six months ended June 30, 2015 and 2014, the Sponsor’s Fee was $1,072,388 and $1,524,910, respectively.

At June 30, 2015 and at December 31, 2014, the fees payable to the Sponsor were $151,459 and $212,592, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014.

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

Realized gains / losses result from the transfer of palladium for Share redemptions and / or to pay expenses and are recognized on a trade date basis using cost.

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

ETFS PALLADIUM TRUST

Notes to the Condensed Financial Statements

4. Concentration of Risk

The Trust’s sole business activity is the investment in palladium and substantially all the Trust’s assets are holdings of palladium, which creates a concentration of risk associated with fluctuations in the price of palladium. Several factors could affect the price of palladium, including: (i) global palladium supply, which is influenced by such factors as production and cost levels in major palladium-producing countries; (ii) global palladium supply and demand which us influenced by factors such as recycling, autocatalyst demand, industrial demand, jewelry demand, investment demand and sales of existing stockpiles of palladium;  (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations.  In addition, there is no assurance that palladium will maintain its long-term value in terms of purchasing power in the future. In the event that the price of palladium declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Quarter Ended June 30, 2015

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $335,550,965 at March 31, 2015 to $298,047,713 at June 30, 2015, a 11.18% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a  decrease in the price per ounce of palladium, which fell 7.13% from $729.00 at March 31, 2015 to $677.00 at June 30, 2015 and a decrease in outstanding Shares, which fell from 4,750,000 Shares at March 31, 2015 to 4,550,000 Shares at June 30, 2015, a result of 200,000 Shares (4 Baskets) being redeemed during the quarter. No Shares were created during the quarter.

NAV per Share decreased 7.26% from $70.64 at March 31, 2015 to $65.51 at June 30, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was  $524,002 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $77.28 at May 8, 2015 was the highest during the quarter, compared with a low of $65.12 at June 29, 2015.

The decrease in net assets from operations for the quarter ended June 30, 2015 was $23,664,131, resulting from a realized gain of $89,234 on the transfer of palladium to pay expenses and a realized gain of $1,098,918 on palladium distributed for the redemption of Shares, offset by a change in unrealized loss on investment in palladium of $24,328,281 and the Sponsor’s Fee of $524,002. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2015.

The Six Month Period Ended June 30, 2015

The Trust’s NAV decreased  from $398,833,791 at December 31, 2014 to $298,047,713 at June 30, 2015, a 25.27% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of palladium, which fell 15.16% from $798.00 at December 31, 2014 to $677.00 at June 30, 2015 and a decrease in outstanding Shares, which fell from 5,150,000 Shares at December 31, 2014 to 4,550,000 Shares at June 30, 2015, a result 600,000 Shares  (12 Baskets) being redeemed during the period. No Shares were created during the period.

NAV per Share decreased 15.41% from $77.44 at December 31, 2014 to $65.51 at June 30, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,072,388 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $80.56 at March 3, 2015 was the highest during the period, compared with a low of $65.12 at June 29, 2015.

The decrease in net assets from operations for the period ended June 30, 2015 was $56,329,966, resulting from a realized gain of $191,393 on the transfer of palladium to pay expenses and a realized gain of $8,553,839 on palladium distributed for the redemption of Shares, offset by a change in unrealized loss on investment in palladium of $64,002,810 and the Sponsor’s Fee of $1,072,388. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At June 30, 2015 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PALLADIUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2015:

0 Baskets were created.

4 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	palladium per Share
April 2015	-	-	-
May 2015	-	-	-
June 2015	4	200,000	0.097
	4	200,000	0.097

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: August 6, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.