Form 10-K
period 2015-12-31
ETFS PALLADIUM TRUST
filed 2016-02-29
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2015 as reported by the NYSE Arca, Inc. on that date: $296,432,500.

As of February 24, 2016, ETFS Palladium Trust has 3,300,000 ETFS Physical Palladium Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $398,833,791 at December 31, 2014 to $182,043,225 at December 31, 2015, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 5,150,000 Shares at December 31, 2014 to 3,450,000 Shares at December 31, 2015.

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

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and the second largest palladium producer. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs.Together, South Africa and Russia accounted for 80% of the world’s platinum and palladium mine supply in 2014.

World Palladium Supply and Demand 2005-2014

The following table sets forth a summary of the world palladium supply and demand for the period from 2005 to 2014 and is based on information reported from Johnson Matthey Palladium 2015 Report.

(thousands of ounces)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Supply
South Africa	2,605	2,775	2,765	2,430	2,370	2,640	2,560	2,359	2,464	2,127
Russia
Primary	3,135	3,220	3,050	2,700	2,675	2,720	2,705	2,627	2,510	2,614
Stock Sales	1,485	700	1,490	960	960	1,000	775	260	100	-
North America	910	985	990	910	755	590	900	811	829	912
Zimbabwe	125	135	135	140	180	220	265	266	323	328
Others	145	135	150	170	160	185	155	162	148	123
Total Supply	8,405	7,950	8,580	7,310	7,100	7,355	7,360	6,485	6,374	6,104

Demand
Autocatalyst	3,865	4,015	4,545	4,465	4,050	5,580	6,155	6,673	7,026	7,433
Chemical	415	440	375	350	325	370	440	524	496	406
Dental	815	620	630	625	635	595	540	510	457	468
Electrical	1,275	1,495	1,550	1,370	1,370	1,410	1,375	1,190	1,070	1,049
Investment	220	50	260	420	625	1,095	(565)	467	(8)	931
Jewelry	1,490	1,140	950	985	775	595	505	442	355	274
Other	265	85	85	75	70	90	110	104	104	110
Total Gross Demand	8,345	7,845	8,395	8,290	7,850	9,735	8,560	9,910	9,500	10,671

Recycling
Autocatalyst	(625)	(805)	(1,015)	(1,140)	(965)	(1,310)	(1,695)	(1,675)	(1,910)	(2,189)
Electrical	(305)	(290)	(315)	(345)	(395)	(440)	(480)	(443)	(463)	(474)
Jewelry	(60)	(135)	(235)	(130)	(70)	(100)	(210)	(194)	(157)	(89)
Total Recycling	(990)	(1,230)	(1,565)	(1,615)	(1,430)	(1,850)	(2,385)	(2,312)	(2,530)	(2,752)

Total Net Demand	7,355	6,615	6,830	6,675	6,420	7,885	6,175	7,598	6,970	7,919

Movements in stocks	1,050	1,335	1,750	635	680	(530)	1,185	(1,113)	(596)	(1,815)

Source: Johnson Matthey PGM Market Report 2015

Russia is the main source of mine supply for palladium, providing 43% of total mine supply in 2014. South Africa is the second largest source of supply, accounting for 35% of total mine supply at the end of 2014. North America contributes approximately 15% to mine supply. Recovery of palladium has increased nearly five-fold over the past ten years to account for 23% of overall supply at the end of 2014.

Autocatalysts are the largest component of palladium demand, representing close to 70% of total demand in 2014. Investment demand contributed to 9% of overall demand in 2014 from 0% in 2013. Jewelry demand for palladium contributed 3% of total demand in 2014, down from 18% in 2005. Other industrial demand (electronics, dentistry and chemical) has fallen from 33% of total demand in 2005 to 19% of total demand in 2014.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in US dollars from January 2006 to January 2016 and is based on information provided by Bloomberg:

Spot Palladium Price

1200
1000
800
600
400
200
0
US$/oz
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016

Source: Bloomberg, ETF Securities. Data from 01/20/2006 to 01/20/2016

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579/oz in February 2008 to $173/oz in October 2008. Prices then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of European countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. Demand for palladium which is used in diesel autocatalysts saw a lift from the temporary rise in European car sales. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012. Palladium rose to a 13 year high of $907/oz in September 2014, a 27% increase from the start of the year. The rally was driven by supply side concerns following the longest strike in South African mining history and escalating tensions between Russia and Ukraine. The strong rally in 2014 was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Although the palladium market is likely to post the fourth consecutive year of a supply deficit in a row in 2015, the price of palladium has fallen 37% between January 2015 and January 2016.

Operation of the Palladium Market

The global trade in palladium consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global palladium trading. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM. Twelve market-making members of the LPPM are currently participating in the electronic LME PM fix process (as described below) administered by the London Metal Exchange (“LME”). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place. The main centers of the OTC market are London, New York, Hong Kong and Zurich. Mining companies, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small plates or ingots (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Precious metals dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the London Bullion Market Association (“LBMA”) and/or the LPPM. In the OTC market, the standard size of palladium trades between market makers is 1,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the palladium market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the COMEX. This period lasts for approximately four hours each New York business day morning.

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

Since December 1, 2014, the LME has been administering the operation of electronic palladium bullion price fixing systems (“LMEbullion”) that replicates electronically the previous manual London palladium fix processes previously employed by the LPPFCL as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

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

Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Twelve LPPM members are currently participating in establishing the LME PM Fix (Barclays Bank PLC, BASF Metals Limited, Credit Suisse, Deutsche Bank AG, Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank PLC, JP Morgan Chase Bank, Standard Chartered Bank, The Bank of Nova Scotia, ScotiaMocatta, The Toronto-Dominion Bank and UBS AG). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non‑electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are fully transparent. The LME asserts that its electronic price fixing processes also will be fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Since December 1, 2014, the Sponsor determined that the London palladium fix, which has been revised based on the new LME method and is now known as the LME PM Fix, will be an appropriate basis for valuing palladium bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s palladium bullion each trading day.  The Sponsor also has determined that the LME PM Fix will fairly represent the commercial value of palladium bullion held by the Trust and, the “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s palladium bullion as of any day will be the LME PM Fix for such day.

As of December 1, 2014, the LPPFCL transferred ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium bullion to a subsidiary company of the LBMA.

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

Market Regulation

The global palladium markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LPPM, falls under the authority of the Financial Conduct Authority (“FCA”) as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

The FCA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of palladium not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

The TOCOM has authority to perform financial and operational surveillance on its members’ trading activities, scrutinize positions held by members and large-scale customers, and monitor the price movements of futures markets by comparing them with cash and other derivative markets’ prices. To act as a Futures Commission Merchant Broker on the TOCOM, a broker must obtain a license from Japan’s Ministry of Economy, Trade and Industry (“METI”), the regulatory authority that oversees the operations of the TOCOM.

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

The Sponsor’s Fee for the year ended December 31, 2015 was $1,777,708  (December 31, 2014:  $2,983,221 December 31, 2013: $3,297,191).

Deposit of Palladium; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each an “Authorized Participant”) can deposit palladium and receive Baskets of Shares in exchange. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of palladium represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the palladium and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2015.

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

The Custodian is the custodian of the physical palladium credited to the Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the physical palladium credited to the Trust’s Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, and requires the Zurich Sub-Custodian to also segregate the physical palladium of the Trust from the other palladium held by it for other customers of the Custodian and the Zurich Sub-Custodian’s other customers. The Custodian requires the Zurich Sub-Custodian to identify in its books and records the Trust as having the rights to the physical palladium credited to its Trust Allocated Account.

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

United States Federal Income Tax Consequences

The following is a discussion of the material US federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

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

A Shareholder that is not a US Shareholder as defined above (other than a partnership, or an entity treated as a partnership for US federal tax purposes) generally is considered a “Non-US Shareholder” for purposes of this discussion. For US federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for US federal income tax purposes, generally depends upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the US federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of the Trust

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis.

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders are also treated as if they directly received their respective pro rata share of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of palladium to the Trust in exchange for the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shares are the same as its tax basis and holding period for the palladium delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including physical palladium, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any physical palladium which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

In addition, high-income individuals and certain trusts and estates are subject to a 3.8% Medicare contribution tax that is imposed on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fees incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the Shares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize gain or loss upon a sale of palladium by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

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

United States Information Reporting and Backup Withholding for US and Non-US Shareholders

The Trustee or the appropriate broker will file certain information returns with the IRS, and provides certain tax-related information to Shareholders, in accordance with applicable Treasury Regulations. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses.

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not US persons in order to avoid the backup withholding tax.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

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

Taxation in Jurisdictions other than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction, of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

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

The LME PM Fix may prove unreliable.

Since December 1, 2014, the Trust has utilized the LME PM Fix as the benchmark price for valuing palladium held, received or delivered by the Trust. Prior to December 1, 2014, the Trust utilized the London afternoon palladium fix as its benchmark for valuation purposes. The London afternoon fix for palladium was the price of an ounce of palladium as set by four fixing members of the LPPM at approximately 2:00 PM, London time, on each working day and was widely accepted among palladium market participants. As of the close of business on November 30, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium to a subsidiary company of the LBMA and the administration of palladium price fixing mechanisms to the LME, which now results in, for the purposes of the Trust, the LME PM Fix. The LME has not operated this fixing process previously and the LME PM Fix may, among other things:

•	not behave over time like the London afternoon palladium fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London afternoon palladium fix;
•	result in delays or errors in the determination of a daily benchmark price of palladium;
•	not be as widely accepted as the London afternoon palladium fix; or
•	otherwise prove unreliable.

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

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2015 and December 31, 2014:

Fiscal Year Ended December 31, 2015: Quarter Ended
	High	Low
March 31, 2015	$80.60	$70.73
June 30, 2015	$77.35	$64.50
September 30, 2015	$67.46	$51.34
December 31, 2015	$68.54	$50.86

Fiscal Year Ended December 31, 2014: Quarter Ended
	High	Low
March 31, 2014	$77.53	$68.40
June 30, 2014	$83.98	$74.77
September 30, 2014	$88.10	$75.18
December 31, 2014	$79.55	$72.16

The number of outstanding Shares of the Trust as of February 24,  2016 were 3,300,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2015	$60.56	$51.34
September 2015	$64.19	$55.10
October 2015	$68.54	$64.66
November 2015	$62.69	$51.93
December 2015	$55.01	$50.86
January 2016	$52.06	$45.05

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the Reporting Period:

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2015	100,000	0.097
February 2015	200,000	0.097
March 2015	100,000	0.097
April 2015	-	-
May 2015	-	-
June 2015	200,000	0.097
July 2015	150,000	0.097
August 2015	450,000	0.097
September 2015	400,000	0.097
October 2015	50,000	0.097
November 2015	-	-
December 2015	200,000	0.097
Total	1,850,000	0.097

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2014	100,000	0.098
February 2014	600,000	0.098
March 2014	200,000	0.098
April 2014	100,000	0.097
May 2014	100,000	0.097
June 2014	-	-
July 2014	-	-
August 2014	100,000	0.097
September 2014	500,000	0.097
October 2014	150,000	0.097
November 2014	200,000	0.097
December 2014	400,000	0.097
Total	2,450,000	0.097

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$184,779	$410,663	$463,598	$445,038	$351,083
Total (loss) / gain on palladium	$(103,797)	$57,930	$15,225	$694	$87,834
Change in net assets from operations	$(105,575)	$54,947	$11,928	$(2,250)	$83,631
Weighted average number of Shares	4,350,137	6,346,438	7,721,918	7,737,568	9,342,740
Net (decrease) / increase in net assets per Share	$(24.27)	$8.66	$1.54	$(0.29)	$8.87
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

NAV per Share vs. 1/10th Palladium Fix from December 30, 2009 (the Date of Inception) to December 31, 2015

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

Valuation of Palladium

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich vault premises and whose appointment has been approved by the Sponsor, at its Zurich, Switzerland vaulting premises. Palladium is recorded at fair value. The cost of palladium is determined according to the average cost method and the fair value is based on the LME PM Fix  (the afternoon session of LME’s twice daily electronic price fixing process). Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of palladium transferred.

	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$)
Investment in palladium - cost	$218,668	$335,517	$463,598
Unrealized (loss) / gain on investment in palladium	(33,889)	75,146	46,877
Investment in palladium - fair value	$184,779	$410,663	$510,475

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the palladium and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At December 31, 2015 and 2014, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$)
Total (loss) / gain on palladium	$(103,797)	$57,930	$15,225
Change in net assets from operations	$(105,575)	$54,947	$11,928
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2015

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

The Trust’s NAV decreased  from $398,833,791 at December 31, 2014 to $182,043,225 at December 31, 2015, a 54.36% decrease for the year. The decrease in the Trust’s NAV resulted primarily from  a decrease in outstanding Shares, which fell from 5,150,000 Shares at December 31, 2014 to 3,450,000 Shares at December 31, 2015, a result of 150,000 Shares (3 Baskets) being created and 1,850,000 Shares (37 Baskets) being redeemed during the year.

There was an decrease in the price per ounce of palladium, which fell 31.45% from $798.00 at December 31, 2014 to $547.00 at December 31, 2015

The NAV per Share decreased 31.86% from $77.44 at December 31, 2014 to $52.77 at December 31, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,777,708 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $80.56 at March 3, 2015 was the highest during the year, compared with a low of $50.65 at August 26, 2015.

The decrease in net assets from operations for the year ended December 31, 2015 was $105,575,754, resulting from a realized gain of $182,527 on the transfer of palladium to pay expenses, a realized gain of $5,054,581 on palladium distributed for the redemption of Shares, offset by a change in unrealized loss on investment in palladium of $109,035,153 and the Sponsor’s Fee of $1,777,708. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2015.

The year ended December 31, 2014

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

The change in net assets arising from the change in accounting principle (refer to Note 2.1 of the financial statements) as of January 1, 2014 was $46,877,007.  The increase in net assets from operations for the year ended December 31, 2014 was $54,946,826, resulting from a realized gain of $549,665 on the transfer of palladium to pay expenses, a realized gain of $29,111,120 on palladium distributed for the redemption of Shares and a change in unrealized gain on investment in palladium of $28,269,262, offset by Sponsor’s Fees of $2,983,221. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2014.

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

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data - (Unaudited)

Quarterly Income Statements

Year ended December 31, 2015
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$548	$524	$398	$308	$1,778
Total Expenses	548	524	398	308	1,778

Net investment loss	(548)	(524)	(398)	(308)	(1,778)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on palladium transferred to pay expenses	102	89	3	(11)	183
Realized gain / (loss) on palladium distributed for the redemption of Shares	7,455	1,099	(2,327)	(1,172)	5,055
Change in unrealized loss on investment in palladium	(39,675)	(24,328)	(8,047)	(36,985)	(109,035)
Total loss on palladium	(32,118)	(23,140)	(10,371)	(38,168)	(103,797)

Change in net assets from operations	$(32,666)	$(23,664)	$(10,769)	$(38,476)	$(105,575)

Net decrease in net assets per Share	$(6.57)	(5.01)	(2.59)	(10.79)	(24.27)

Weighted average number of shares	4,970,556	4,722,527	4,157,609	3,567,391	4,350,137

Year ended December 31, 2014
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$754	$771	$788	$670	$2,983
Total Expenses	754	771	788	670	2,983

Net investment loss	(754)	(771)	(788)	(670)	(2,983)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	82	141	198	129	550
Realized gain on palladium distributed for the redemption of Shares	7,995	2,742	9,651	8,723	29,111
Change in unrealized gain / (loss) on investment in palladium	36,292	38,583	(50,569)	3,963	28,269
Total gain / (loss) on palladium	44,369	41,466	(40,720)	12,815	57,930

Change in net assets from operations	$43,615	$40,695	$(41,508)	$12,145	$54,947

Net increase / (decrease) in net assets per Share	$6.26	6.31	(6.52)	2.16	8.66

Weighted average number of shares	6,966,111	6,453,846	6,362,500	5,617,935	6,346,438

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-18 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 15, 2015, KPMG LLP replaced Deloitte & Touche LLP as the Trust’s independent registered public accounting firm to audit and report on the financial statements included in the Trust’s Form 10-K and the Trust’s 10-Qs. There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2015.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; and

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2015.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Palladium Trust

The Sponsor, Trustee and the Shareholders

ETFS Palladium Trust

We have audited ETFS Palladium Trust’s (the Trust) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of the Trust is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of the Trust, including the schedule of investments, as of December 31, 2015, and the related statements of operations, changes in net assets and the financial highlights for the year then ended, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

February 29, 2016

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

Graham Tuckwell – President and Chief Executive Officer

Dr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Ltd in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $16 billion. He is also a director of ANZ ETFS Management (AUS) Limited in Australia. Previously, Dr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Dr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Dr. Tuckwell was awarded with the Degree of Doctor of Australia National University, honoris causa.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. He is also a non-executive director and the Compliance Officer of ETFS Metal Securities Limited, Gold Bullion Securities Limited, ETFS Oil Securities Limited, ETFS Commodity Securities Limited, ETFS Hedged Commodity Securities Limited, ETFS Foreign Exchange Limited, ETFS Hedged Metal Securities Limited, Swiss Commodity Securities Limited and ETFS Equity Securities Limited in Jersey.  Mr. Foulds is a Chartered Accountant (FCA), having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2015, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	% of Class
BlackRock, Inc.
40 East 52nd Street
New York, NY 10022	657,034	19.91%

Shares indicated as owned were reported on Schedule 13F returns filed by the Company listed above. The Trust is unable to determine whether this Company is the ultimate beneficial owners of such shares, and if they are not the ultimate beneficial owner, who such beneficial owners are.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014

Audit fees - KPMG	$51,167	$-
Audit fees - Deloitte	-	59,270
Audit related fees - KPMG	7,500	-
Audit related fees - Deloitte	42,000	37,350
	$100,667	$96,620

Audit Fees are fees paid to KPMG LLP and Deloitte & Touche LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to KPMG LLP. Such determinations are made by the Sponsor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements
See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description

4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158380 on December 31, 2009

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158380 on December 31, 2009

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158380 on December 31, 2009

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158380 on December 31, 2009

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

* In accordance with Regulation S-T, the XBRL-related information I Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

ETFS PALLADIUM TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Palladium Trust

We have audited the accompanying statement of assets and liabilities of ETFS Palladium Trust (the Trust), including the schedule of investments, as of December 31, 2015, and the related statements of operations, changes in net assets and the financial highlights for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of assets and liabilities, including the schedule of investments, as of December 31, 2014, and the related statements of operations for each of the years in the two-year period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for the year ended December 31, 2013, were audited by other independent registered public accountants whose report thereon, dated March 2, 2015, expressed an unqualified opinion on those financial statements and financial highlights.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of ETFS Palladium Trust as of December 31, 2015, the results of its operations, the changes in its net assets and the financial highlights for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Palladium Trust

New York, New York

We have audited the accompanying statement of assets and liabilities of ETFS Palladium Trust (the "Trust"), including the schedule of investments, as of December 31, 2014, and the related statements of operations for each of the two years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for the year ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of ETFS Palladium Trust as of December 31, 2014, the results of its operations for the each of the two years in the period ended December 31, 2014, the changes in its net assets and the financial highlights for the year ended December 31, 2014, and changes in its shareholder’s deficit and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08,Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly, as discussed in Note 2.1 to the financial statements, the Trust has changed its method of accounting for investment in palladium and changed the presentation of its financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS PALLADIUM TRUST

Statements of Assets and Liabilities
At December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: December 31, 2015: $218,668 ; December 31, 2014: $335,517	$184,779	$410,663
Total assets	184,779	410,663

LIABILITIES
Fees payable to Sponsor	97	212
Palladium payable	2,639	11,617
Total Liabilities	2,736	11,829

NET ASSETS (1)	$182,043	$398,834

(1)Shares issued and outstanding at December 31, 2015 were 3,450,000 and at December 31, 2014 were 5,150,000.   Net asset value at December 31, 2015 was $52.77 and at  December 31, 2014 was $77.44.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Schedules  of Investments
At December 31, 2015 and 2014

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	337,804.6	$218,668	$184,779	101.50%
Total investment in palladium	337,804.6	$218,668	$184,779	101.50%
Less liabilities			(2,736)	(1.50)%
Net assets			$182,043	100.00%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	514,615.5	$335,517	$410,663	102.97%
Total investment in palladium	514,615.5	$335,517	$410,663	102.97%
Less liabilities			(11,829)	(2.97)%
Net assets			$398,834	100.00%

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statements of Operations
For the years ended December 31, 2015,  2014 and 2013

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2015 (1)	December 31, 2014 (1)	December 31, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,778	$2,983	$3,297
Total expenses	1,778	2,983	3,297

Net investment loss	(1,778)	(2,983)	(3,297)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	183	550	387
Realized gain on palladium distributed for the redemption of Shares	5,055	29,111	14,838
Change in unrealized (loss) / gain on investment in palladium	(109,035)	28,269	-
Total (loss) / gain on palladium	(103,797)	57,930	15,225

Change in net assets from operations	$(105,575)	$54,947	$11,928

Net (decrease) / increase in net assets per Share	$(24.27)	$8.66	$1.54

Weighted average number of Shares	4,350,137	6,346,438	7,721,918

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946.  Refer to Note 2.1 for additional information.

(2)Represents audited amounts prior to the adoption of provisions for an investment company for accounting purposes. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statement of Cash Flows
For the year ended December 31, 2013

Year
Ended
December 31, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of palladium	$-
Cash expenses paid	-
Increase in cash resulting from operations	-

Cash and cash equivalents at beginning of year	-
Cash and cash equivalents at end of year	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of palladium received for creation of Shares	$140,584

Value of palladium distributed for redemption of Shares - at cost	$119,120

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$11,928
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Increase in investment in palladium	(18,560)
Increase in palladium receivable	-
Increase in palladium payable	-
Increase in fees payable to Sponsor	6
Increase / (decrease) in redeemable Shares:
Creations	140,584
Redemptions	(133,958)
Net cash provided by operating activities	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of palladium transferred to pay expenses	$3,291

(1)

In accordance with Topic 946 the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the years ended December 31, 2015 and 2014.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statements of Changes in Net Assets
For the year ended December 31, 2015 and 2014

	December 31, 2015 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	5,150,000	$398,834
Net investment loss		(1,778)
Realized gain on investment in palladium		5,238
Change in unrealized loss on investment in palladium		(109,035)
Change in unrealized loss on unsettled creations or redemptions		(190)
Creations	150,000	7,799
Redemptions	(1,850,000)	(118,825)
Closing balance at December 31, 2015	3,450,000	$182,043

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	7,350,000	$463,337
Effect of adoption of new accounting principle (see Note 2.1)		46,877
Net investment loss		(2,983)
Realized gain on investment in palladium		29,661
Change in unrealized gain on investment in palladium		28,269
Change in unrealized gain on unsettled creations or redemptions		190
Creations	250,000	19,757
Redemptions	(2,450,000)	(186,274)
Closing balance at December 31, 2014	5,150,000	$398,834

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statement of Changes in Shareholders’ Deficit
For the year ended December 31, 2013

Year
Ended
December 31, 2013 (1)
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(52,982)
Net loss from operations	11,928
Adjustment of redeemable Shares to redemption value	(5,823)
Shareholders' deficit - closing balance	$(46,877)

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Financial Highlights
For the years ended December 31, 2015 and 2014

	Year	Year
	Ended	Ended
	December 31, 2015 (1)	December 31, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$77.44	$69.42
Income from investment operations:
Net investment loss	(0.41)	(0.47)
Total realized and unrealized gains or losses on investment in palladium	(24.26)	8.49
Change in net assets from operations	(24.67)	8.02

Net asset value per Share at end of year	$52.77	$77.44

Weighted average number of shares	4,350,137	6,346,438

Expense ratio	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%

Total return, at net asset value	(31.86)%	11.55%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in palladium at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in palladium at the lower of cost or fair value in accordance with ASC 330, Inventory.

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

1.

Presentation of the Statement of Operations for the year ended December 31, 2013 has been conformed to the current year accounting standards.    A Statement of Changes in Net Assets is required and has been presented for the years ended December 31, 2015 and 2014.

2.	A Schedule of Investments is required and is presented as of December 31, 2015 and 2014
3.	Financial Highlights are required and is presented for the years ended December 31, 2015 and 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the years ended December 31, 2015 and 2014.  Since the adoption of the new accounting principle is prospective, the statement of cash flows for the year ended December 31, 2013 is still presented.

5.	Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of December 31, 2015 and 2014.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in palladium	$463,598	$510,475	$46,877

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the (“Zurich Sub-Custodian”). Palladium is recorded at fair value. The cost of palladium is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of palladium administered by the London Metal Exchange (“LME”) (the “LME PM Fix”). Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of palladium transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2015	December 31, 2014

Level 2
Investment in palladium	$184,779	$410,663

There were no re-allocations or transfers between levels during the years ended December 31, 2015 or 2014.

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the Outstanding Shares as Redeemable Capital Shares as of December 31, 2013 and as Net Assets as of December 31, 2015 and 2014.  For the year ended December 31, 2013, the Trust recorded the redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to Shareholders' Equity.  Changes in Shares for the years ended December 31, 2015 and 2014 are presented in the Statement of Changes in Net Assets.  Changes in Shares for the year ended December 31, 2013 are set out below:

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

2.6. Investment in Palladium

Changes in ounces of palladium and the respective values for the years ended December 31, 2015 and 2014 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2015	December 31, 2014
Ounces of palladium
Opening balance	514,615.5	717,967.6
Creations	14,479.4	24,356.7
Redemptions	(188,665.9)	(223,886.6)
Transfers of palladium to pay expenses	(2,624.4)	(3,822.2)
Closing balance	337,804.6	514,615.5

Investment in palladium
Opening balance	$410,663	$510,475
Creations	7,799	19,757
Redemptions	(127,993)	(174,468)
Realized gain on palladium distributed for the redemption of Shares	5,055	29,111
Transfers of palladium to pay expenses	(1,893)	(3,031)
Realized gain on palladium transferred to pay expenses	183	550
Change in unrealized (loss) / gain on investment in palladium	(109,035)	28,269
Closing balance	$184,779	$410,663

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

For the year ended December 31, 2015 the Sponsor’s Fee was $1,777,708  (December 31, 2014:  $2,983,221; December 31, 2013:  $3,297,191).

At December 31, 2015  $97,509 was payable to the Sponsor (December 31, 2014: $212,592).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2015,  2014 and 2013.

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

Realized gains or losses result from the transfer of palladium for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and cost of palladium transferred.

2.8. Change of Independent Registered Public Accounting Firm

On December 15, 2015, KPMG LLP replaced Deloitte & Touche LLP as the Trust’s independent registered public accounting firm to audit and report on the financial statements included in the Trust’s Form 10-K and the Trust’s 10-Qs.  The predecessor independent registered public accounting firm’s reports on the Trust’s financial statements for each of the years ending December 31, 2014 and 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the fiscal periods and through December 15, 2015, there were no disagreements between the Trust and the predecessor independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which such disagreements, if not resolved to the satisfaction of the predecessor independent registered public accounting firm, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements for such periods.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: February 29, 2016	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 29, 2016	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.