Form 10-Q
period 2016-03-31
ETFS PALLADIUM TRUST
filed 2016-05-06
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Yes ☐ No ☒

As of May 4, 2016, ETFS Palladium Trust had 3,250,000 ETFS Physical Palladium Shares outstanding.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

ETFS PALLADIUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: March 31, 2016: $201,847; December 31, 2015: $218,668)	$178,213	$184,779
Total assets	178,213	184,779

LIABILITIES
Fees payable to Sponsor	92	97
Palladium payable	-	2,639
Total Liabilities	92	2,736

NET ASSETS (1)	$178,121	$182,043

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2016 were 3,250,000 and at December 31, 2015 were 3,450,000.  Net asset values per Share at March 31, 2016 and December 31, 2015  were $54.81 and $52.77, respectively.

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Schedules of Investments
At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	313,204.0	$201,847	$178,213	100.05%
Total investment in palladium	313,204.0	$201,847	$178,213	100.05%
Less liabilities			(92)	(0.05)%
Net assets			$178,121	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	337,804.6	$218,668	$184,779	101.50%
Total investment in palladium	337,804.6	$218,668	$184,779	101.50%
Less liabilities			(2,736)	(1.50)%
Net assets			$182,043	100.00%

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2016 and 2015

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$253	$548
Total expenses	253	548

Net investment loss	(253)	(548)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on palladium transferred to pay expenses	(63)	102
Realized (loss) / gain on palladium distributed for the redemption of Shares	(3,768)	7,455
Change in unrealized gain / (loss) on investment in palladium	10,255	(39,675)
Total gain / (loss) on investment in palladium	6,424	(32,118)

Change in net assets from operations	$6,171	$(32,666)

Net increase / (decrease) in net assets per Share	$1.86	$(6.57)

Weighted average number of Shares	3,322,527	4,970,556

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Statements of Changes in Net Assets
For the three months ended March 31, 2016 (Unaudited) and the year ended December 31, 2015

	Three Months Ended March 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	3,450,000	$182,043
Net investment loss		(253)
Realized loss on investment in palladium		(3,831)
Change in unrealized gain on investment in palladium		10,255
Creations	100,000	5,301
Redemptions	(300,000)	(15,394)
Closing balance at March 31, 2016	3,250,000	$178,121

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	5,150,000	$398,834
Net investment loss		(1,778)
Realized gain on investment in palladium		5,238
Change in unrealized loss on investment in palladium		(109,035)
Change in unrealized loss on unsettled creations or redemptions		(190)
Creations	150,000	7,799
Redemptions	(1,850,000)	(118,825)
Closing balance at December 31, 2015	3,450,000	$182,043

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2016 and 2015

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$52.77	$77.44
Income from investment operations:
Net investment loss	(0.08)	(0.11)
Total realized and unrealized gains or losses on investment in palladium	2.12	(6.69)
Change in net assets from operations	2.04	(6.80)

Net asset value per Share at end of period	$54.81	$70.64

Weighted average number of shares	3,322,527	4,970,556

Expense ratio (1)	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%

Total return, at net asset value	3.87%	(8.78)%

(1)	Annualized for periods of less than one year.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2016 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

2.1. Basis of Accounting

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC"), Financial Services—Investment Companies (“Topic 946”) and has concluded that for reporting purposes, the Trust is classified as an Investment Company.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the (“Zurich Sub-Custodian”). At March 31, 2016, approximately 42% of the Trust’s palladium was held by the Zurich Sub-Custodian.

Palladium is recorded at fair value. The cost of palladium is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of palladium administered by the London Metal Exchange (“LME”) (the “LME PM Fix”). Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

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

The investment in palladium is classified as a level 2 asset, as the fair value of the Trust’s investment in palladium is calculated based upon third party pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2016	December 31, 2015

Level 2
Investment in palladium	$178,213	$184,779

There were no transfers between levels during the period ended March 31, 2016 or the year ended December 31, 2015.

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the Outstanding Shares as Net Assets.  Changes in Shares are presented in the Statement of Changes in Net Assets.

2.5.  Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2016 and December 31, 2015.

ETFS PALLADIUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6.  Investment in Palladium

Changes in ounces of palladium and their respective values for the three months ended March 31, 2016 and for the year ended December 31, 2015 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2016	December 31, 2015
Ounces of palladium
Opening balance	337,804.6	514,615.5
Creations	9,636.3	14,479.4
Redemptions	(33,741.7)	(188,665.9)
Transfers of palladium to pay expenses	(495.2)	(2,624.4)
Closing balance	313,204.0	337,804.6

Investment in palladium
Opening balance	$184,779	$410,663
Creations	5,301	7,799
Redemptions	(18,032)	(127,993)
Realized (loss) / gain on palladium distributed for the redemption of Shares	(3,768)	5,055
Transfers of palladium to pay expenses	(259)	(1,893)
Realized (loss) / gain on palladium transferred to pay expenses	(63)	183
Change in unrealized gain / (loss) on investment in palladium	10,255	(109,035)
Closing balance	$178,213	$184,779

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

For the three months ended March 31, 2016 and 2015, the Sponsor’s Fee was $252,741 and $548,386, respectively.

At March 31, 2016 and at December 31, 2015, the fees payable to the Sponsor were $92,529 and $97,509, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2016 and 2015.

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

Realized gains and losses result from the transfer of gold for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and cost of gold transferred.

2.8.  Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

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

The Quarter Ended March 31, 2016

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $182,043,225 at December 31, 2015 to $178,120,487 at March 31, 2016, a 2.15% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a  decrease in outstanding Shares, which fell from 3,450,000 Shares at December 31, 2015 to 3,250,000 Shares at March 31, 2016, a result of 100,000 Shares (2 Baskets) being created and 300,000 Shares (6 Baskets) being redeemed during the quarter.

There was a increase in the price per ounce of palladium, which rose 4.02% from $547.00 at December 31, 2015 to $569.00 at March 31, 2016.

NAV per Share increased 3.87% from $52.77 at December 31, 2015 to $54.81 at March 31, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was  $252,741 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $58.28 at March 22, 2016 was the highest during the quarter, compared with a low of $45.33 at January 12, 2016.

The increase in net assets from operations for the quarter ended March 31, 2016 was $6,171,012, resulting from a change in unrealized gain on investment in palladium of $10,254,876 offset by a realized loss of $62,818 on the transfer of palladium to pay expenses, a realized loss of $3,768,305 on palladium distributed for the redemption of Shares, and the Sponsor’s Fee of $252,741. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At March 31, 2016 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PALLADIUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2016:

2 Baskets were created.

6 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	palladium per Share
January 2016	3	150,000	0.096
February 2016	-	-	-
March 2016	3	150,000	0.096
	6	300,000	0.096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ETFS PALLADIUM TRUST

Item 6. Exhibits

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: May 6, 2016	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.