Form 10-Q
period 2016-09-30
ETFS PALLADIUM TRUST
filed 2016-11-04
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Yes ☐ No ☒

As of November 2, 2016, ETFS Palladium Trust had 3,050,000 ETFS Physical Palladium Shares outstanding.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

ETFS PALLADIUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: September 30, 2016: $181,698; December 31, 2015: $218,668)	$204,638	$184,779
Total assets	204,638	184,779

LIABILITIES
Fees payable to Sponsor	101	97
Palladium payable	-	2,639
Total Liabilities	101	2,736

NET ASSETS (1)	$204,537	$182,043

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2016 were 2,950,000 and at December 31, 2015 were 3,450,000.  Net asset values per Share at September 30, 2016 and December 31, 2015  were $69.33 and $52.77, respectively.

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Schedules of Investments
At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	283,431.4	$181,698	$204,638	100.05%
Total investment in palladium	283,431.4	$181,698	$204,638	100.05%
Less liabilities			(101)	(0.05)%
Net assets			$204,537	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	337,804.6	$218,668	$184,779	101.50%
Total investment in palladium	337,804.6	$218,668	$184,779	101.50%
Less liabilities			(2,736)	(1.50)%
Net assets			$182,043	100.00%

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Statements of Operations (Unaudited)
For the three months ended September 30, 2016 and 2015  and the nine months ended September 30, 2016 and 2015

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$298	$398	$820	$1,470
Total expenses	298	398	820	1,470

Net investment loss	(298)	(398)	(820)	(1,470)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on palladium transferred to pay expenses	(4)	3	(100)	195
Realized gain / (loss) on palladium distributed for the redemption of Shares	638	(2,327)	(4,428)	6,226
Change in unrealized gain / (loss) on investment in palladium	38,972	(8,047)	56,828	(72,050)
Total gain / (loss) on investment in palladium	39,606	(10,371)	52,300	(65,629)

Change in net assets from operations	$39,308	$(10,769)	$51,480	$(67,099)

Net increase / (decrease) in net assets per Share	$12.96	$(2.59)	$16.13	$(14.54)

Weighted average number of Shares	3,033,696	4,157,609	3,192,336	4,613,919

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Statements of Changes in Net Assets
For the nine months ended September 30, 2016 (Unaudited) and the year ended December 31, 2015

	Nine Months Ended September 30, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	3,450,000	$182,043
Net investment loss		(820)
Realized loss on investment in palladium		(4,528)
Change in unrealized gain on investment in palladium		56,828
Creations	250,000	13,524
Redemptions	(750,000)	(42,510)
Closing balance at September 30, 2016	2,950,000	$204,537

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	5,150,000	$398,834
Net investment loss		(1,778)
Realized gain on investment in palladium		5,238
Change in unrealized loss on investment in palladium		(109,035)
Change in unrealized loss on unsettled creations or redemptions		(190)
Creations	150,000	7,799
Redemptions	(1,850,000)	(118,825)
Closing balance at December 31, 2015	3,450,000	$182,043

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Financial Highlights (Unaudited)
For the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$56.65	$65.51	$52.77	$77.44
Income from investment operations:
Net investment loss	(0.10)	(0.10)	(0.26)	(0.32)
Total realized and unrealized gains or losses on investment in palladium	12.78	(1.55)	16.82	(13.26)
Change in net assets from operations	12.68	(1.65)	16.56	(13.58)

Net asset value per Share at end of period	$69.33	$63.86	$69.33	$63.86

Weighted average number of shares	3,033,696	4,157,609	3,192,336	4,613,919

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value (2)	22.38%	(2.52)%	31.38%	(17.54)%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2016 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

2.1. Basis of Accounting

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946,  Financial Services—Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

2.2. Valuation of Palladium

The Trust follows the provisions of ASC 820, Fair Value Measurements  (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At September 30, 2016, approximately 46% of the Trust’s palladium was held by the Zurich Sub-Custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2016	December 31, 2015

Level 2
Investment in palladium	$204,638	$184,779

There were no transfers between levels during the period ended September 30, 2016 or the year ended December 31, 2015.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2016 and December 31, 2015.

ETFS PALLADIUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6.  Investment in Palladium

Changes in ounces of palladium and their respective values for the nine months ended September 30, 2016 and for the year ended December 31, 2015 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2016	December 31, 2015
Ounces of palladium
Opening balance	337,804.6	514,615.5
Creations	24,072.4	14,479.4
Redemptions	(77,022.0)	(188,665.9)
Transfers of palladium to pay expenses	(1,423.6)	(2,624.4)
Closing balance	283,431.4	337,804.6

Investment in palladium
Opening balance	$184,779	$410,663
Creations	13,524	7,799
Redemptions	(45,148)	(127,993)
Realized (loss) / gain on palladium distributed for the redemption of Shares	(4,428)	5,055
Transfers of palladium to pay expenses	(817)	(1,893)
Realized (loss) / gain on palladium transferred to pay expenses	(100)	183
Change in unrealized gain / (loss) on investment in palladium	56,828	(109,035)
Closing balance	$204,638	$184,779

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

For the three months ended September 30, 2016 and 2015, the Sponsor’s Fee was $297,956 and $398,004, respectively. For the nine months ended September 30, 2016 and 2015 the Sponsor’s Fee was $820,446 and $1,470,392, respectively.

At September 30, 2016 and at December 31, 2015, the fees payable to the Sponsor were $100,920 and $97,509, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015.

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

The Quarter Ended September 30, 2016

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $181,273,233 at June 30, 2016 to $204,536,404 at September 30, 2016, a 12.83% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 22.58% from $589.00 at June 30, 2016 to $722.00 at September 30, 2016.

There was a  decrease in outstanding Shares, which fell from 3,200,000 Shares at June 30, 2016 to 2,950,000 Shares at September 30, 2016, a result of 250,000 Shares (5 Baskets) being redeemed during the quarter. No Shares were redeemed during the quarter.

NAV per Share increased 22.38% from $56.65 at June 30, 2016 to $69.33 at September 30, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was  $297,956 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

NAV per Share of $70.16 at August 10, 2016 was the highest during the quarter, compared with a low of $57.32 at July 6, 2016.

The increase in net assets from operations for the quarter ended September 30, 2016 was $39,306,418, resulting from a change in unrealized gain on investment in palladium of $38,971,239 and a realized gain of $637,455 on palladium distributed for the redemption of Shares,  offset by a realized loss of $4,319 on the transfer of palladium to pay expenses and the Sponsor’s Fee of $297,956. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2016.

The Nine Months Ended September 30, 2016

The Trust’s NAV increased  from $182,043,225 at December 31, 2015 to $204,536,404 at September 30, 2016, a 12.36% increase for the period. The increase in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 3,450,000 Shares at December 31, 2015 to 2,950,000 Shares at September 30, 2016, a result of 250,000 Shares (5 Baskets) being created and 750,000 Shares (15 Baskets) being redeemed during the period.

There was an increase in the price per ounce of palladium, which rose 31.99% from $547.00 at December 31, 2015 to $722.00 at September 30, 2016.

NAV per Share increased 31.38% from $52.77 at December 31, 2015 to $69.33 at September 30, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $820,446 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

NAV per Share of $70.16 at August 10, 2016 was the highest during the period, compared with a low of $45.33 at January 12, 2016.

The increase in net assets from operations for the period ended September 30, 2016 was $51,479,271, resulting from a change in unrealized gain on investment in palladium of $56,828,127 offset by a realized loss of $100,178 on the transfer of palladium to pay expenses, a realized loss of $4,428,232 on palladium distributed for the redemption of Shares and the Sponsor’s Fee of $820,446. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At September 30, 2016 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PALLADIUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2016:

0 Baskets were created.

5 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	palladium per Share
July 2016	3	150,000	0.096
August 2016	2	100,000	0.096
September 2016	-	-	-
	5	250,000	0.096

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: November 4, 2016	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.