Form 10-K
period 2016-12-31
ETFS PALLADIUM TRUST
filed 2017-02-27
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34589

ETFS PALLADIUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o ETF Securities USA LLC
405 Lexington Avenue New York, NY	10174
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 918-4954

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
ETFS Physical Palladium Shares	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☒

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2016 as reported by the NYSE Arca, Inc. on that date: $184,352,000.

As of February 22, 2017, ETFS Palladium Trust has 2,650,000 ETFS Physical Palladium Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $182,043,225 at December 31, 2015 to $178,251,768 at December 31, 2016, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 3,450,000 Shares at December 31, 2015 to 2,750,000 Shares at December 31, 2016.

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

The Sponsor of the registrant maintains an Internet website at www.etfsecurities.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

Investing in the Shares does not insulate the investor from certain risks, including price volatility. See “Risk Factors”.

Overview of the Palladium Industry

Introduction

This section provides a brief introduction to the palladium industry by looking at some of the key participants, detailing the primary sources of demand and supply.

In this annual report, the term “ounces” refers to troy ounces,

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and the one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 80% of the world’s platinum and palladium mine supply in 2014.

World Palladium Supply and Demand 2006-2015

The following table sets forth a summary of the world palladium supply and demand for the period from 2006 to 2015 and is based on information reported from Johnson Matthey Palladium 2016 Report.

(thousands of ounces)	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Supply
South Africa	2,775	2,765	2,430	2,370	2,640	2,560	2,359	2,465	2,125	2,684
Russia
Primary	3,220	3,050	2,700	2,675	2,720	2,705	2,627	2,628	2,589	2,434
Stock Sales	700	1,490	960	960	1,000	775	260	100	-	-
North America	985	990	910	755	590	900	811	831	912	864
Zimbabwe	135	135	140	180	220	265	266	322	327	320
Others	135	150	170	160	185	155	162	152	150	142
Total Supply	7,950	8,580	7,310	7,100	7,355	7,360	6,485	6,498	6,103	6,444

Demand by Application
Autocatalyst	4,015	4,545	4,465	4,050	5,580	6,155	6,673	7,051	7,500	7,655
Chemical	440	375	350	325	370	440	524	490	408	481
Dental	620	630	625	635	595	540	510	457	468	475
Electrical	1,495	1,550	1,370	1,370	1,410	1,375	1,190	1,070	1,014	950
Investment	50	260	420	625	1,095	(565)	467	(8)	943	(659)
Jewelry	1,140	950	985	775	595	505	442	354	272	225
Other	85	85	75	70	90	110	104	109	111	133
Total Gross Demand	7,845	8,395	8,290	7,850	9,735	8,560	9,910	9,523	10,716	9,260

Recycling
Autocatalyst	(805)	(1,015)	(1,140)	(965)	(1,310)	(1,695)	(1,675)	(1,905)	(2,189)	(1,939)
Electrical	(290)	(315)	(345)	(395)	(440)	(480)	(443)	(463)	(474)	(475)
Jewelry	(135)	(235)	(130)	(70)	(100)	(210)	(194)	(157)	(89)	(46)
Total Recycling	(1,230)	(1,565)	(1,615)	(1,430)	(1,850)	(2,385)	(2,312)	(2,525)	(2,752)	(2,460)

Total Net Demand	6,615	6,830	6,675	6,420	7,885	6,175	7,598	6,998	7,964	6,800

Movements in stocks	1,335	1,750	635	680	(530)	1,185	(1,113)	(500)	(1,861)	(356)

Source: Johnson Matthey PGM Market Report 2016

In 2015, South Africa overtook Russia as the main mine supplier of palladium. South Africa produced 42% of world mine supply in 2015 while Russia produced 38%. Over the past 10 years South Africa has produced 35% of mine supply compared to 47% from Russia. North America contributes approximately 13% to mine supply. Recovery of palladium has increased more than doubled over the past ten years to account for over 20% of overall supply at the end of 2015.

Autocatalysts are the largest component of palladium demand, representing over 80% of total demand in 2015. Jewelry demand for palladium contributed 2% of total demand in 2015, down from 15% in 2006. Other industrial demand (electronics, dentistry and chemical) has fallen from 33% of total demand in 2006 to 2% of total demand in 2015. Net selling by investors contributed to supply rather than demand in 2015.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from January 2007 to January 2017 and is based on information provided by Bloomberg:

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$-
US$/oz
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
Spot Palladium Price

Source: Bloomberg, ETF Securities. Chart data from 01/01/07 to 01/31/17.

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579/oz in February 2008 to $173/oz in October 2008. Prices then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of European countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. Demand for palladium which is used in diesel autocatalysts saw a lift from the temporary rise in European car sales. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012. Palladium rose to a 13 year high of $907/oz in September 2014, a 27% increase from the start of the year. The rally was driven by supply side concerns following the longest strike in South African mining history and escalating tensions between Russia and Ukraine. The strong rally in 2014 was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Palladium was the top performer of the precious metals complex through the close of 2016 as it rose 21% this year ending at $681/ounce. Given palladium’s demand is most sensitive to the industrial production cycle palladium may see further support along with industrial metals in anticipation of a rise in US infrastructure spending and recovery in global growth. Expected continued supply deficits, growing demand, and drawdowns in above ground stocks have kept the market balance for palladium favorable.

Operation of the Palladium Market

The global trade in palladium consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global palladium trading. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM. Five market-making members of the LPPM are currently participating in the electronic LME PM fix process (as described below) administered by the London Metal Exchange (“LME”). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place. The main centers of the OTC market are London, New York, Hong Kong and Zurich. Mining companies, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small plates or ingots (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Precious metals dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the London Bullion Market Association (“LBMA”) and/or the LPPM. In the OTC market, the standard size of palladium trades between market makers is 1,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the palladium market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the Commodity Exchange, Inc (“COMEX”), a designated contract market within the CME Group. This period lasts for approximately four hours each New York business day morning.

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

Palladium is traded generally on a loco Zurich basis, meaning the precious metal is physically held in vaults in Zurich or is transferred into accounts established in Zurich. As of September 1, 2009, palladium began trading on a loco London basis as well, meaning that the precious metal is physically held in vaults in London or is transferred into accounts established in London. The basis for settlement and delivery of a loco Zurich spot trade is payment (generally in U.S. Dollars) two business days after the trade date against delivery. Delivery of the palladium can either be by physical delivery or through the clearing systems to an unallocated account.

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces, and one troy ounce equals 31.1034768 grams. A good delivery palladium plate or ingot on the LPPM approved list is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Plate or Ingot”). A Good Delivery Plate or Ingot must contain between 32 and 192 troy ounces of palladium with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The palladium content of a palladium plate or ingot is calculated by multiplying the gross weight by the fineness of the plate or ingot. A Good Delivery Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the palladium spot price always refers to that of “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

Since December 1, 2014, the LME has been administering the operation of electronic palladium bullion price fixing systems (“LMEbullion”) that replicate electronically the previous manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks.

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

Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Five LPPM members are currently participating in establishing the LME PM Fix (BASF Metals Limited, Goldman Sachs International, HSBC Bank USA NA., Johnson Matthey plc and Standard Bank plc). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

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

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of palladium bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX, and the London and Zurich palladium bullion markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global palladium market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

The Sponsor’s Fee for the year ended December 31, 2016 was $1,099,935  (December 31, 2015:  $1,777,708 December 31, 2014: $2,983,221).

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

On any business day, an Authorized Participant may place an order with the Trustee to purchase one or more Baskets. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. A purchase order so received is effective on the date it is received in satisfactory form by the Trustee. By placing a purchase order, an Authorized Participant agrees to deposit palladium with the Trust, as described below. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the purchase order (as explained under “Creation and Redemption Transaction Fee” below).

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust not later than the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order (as explained under “Creation and Redemption Transaction Fee” below).

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

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at c/o Ordnance House, 31 Pier Road, St. Helier, Jersey JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s palladium. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA.

The Custodian’s Role

The Custodian is responsible for safekeeping of the Trust palladium deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodian and its other direct sub-custodians, if any. The Custodian facilitates the transfer of palladium in and out of the Trust through the unallocated palladium accounts it will maintain for each Authorized Participant and the unallocated and allocated palladium accounts it will maintain for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated palladium to be held in London. The Zurich Sub-Custodian holds at its Zurich, Switzerland vault premises that portion of the Trust’s allocated palladium to be held in Zurich on behalf of the Custodian. The Custodian is responsible for allocating specific plates or ingots of physical palladium to the Trust’s allocated palladium account. The Custodian will provide the Trustee with regular reports detailing the palladium transfers in and out of the Trust’s unallocated and allocated palladium accounts and identifying the palladium plates or ingots held in the Trust’s allocated palladium account.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the palladium and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2016.

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

Description of Limited Rights

The Shares do not represent a traditional investment and Shareholders should not view them as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

The Custodian, as instructed by the Trustee, is authorized to accept, on behalf of the Trust, deposits of palladium in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian will or will require the Zurich Sub-Custodian to allocate palladium deposited in unallocated form with the Trust by selecting plates or ingots of palladium for deposit to the Trust Allocated Account. All physical palladium allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM.

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

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences that generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

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

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders are also treated as if they directly received their respective pro rata share of the Trust’s income, if any, and as if they directly incurred their respective pro rata share of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of palladium to the Trust in exchange for the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shares are the same as its tax basis and holding period for the palladium delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

When the Trust sells or transfers palladium, for example to pay expenses, a Shareholder generally will recognize a  gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the palladium that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any palladium sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its Shares immediately prior to the sale, by a fraction the numerator of which is the amount of palladium sold, and the denominator of which is the total amount of the palladium held by the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the palladium remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the palladium that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold a pro rata share of the palladium held in the Trust at the time of the sale. Accordingly, the Shareholder generally will recognize a  gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the Shares sold, as determined in the manner described in the preceding paragraph.

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

Shareholders will be required to recognize a  gain or loss upon a sale of palladium by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying palladium for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851. We note that in recent administrative guidance, the IRS stated that it will no longer issue rulings under Code section 851(b) relating to the determination of whether or not an instrument or position is a “security”, but, instead, intends to defer to guidance from the SEC for such determination.

United States Information Reporting and Backup Withholding Tax for US and Non-US Shareholders

The Trustee or the appropriate broker will file certain information returns with the IRS, and provides certain tax-related information to Shareholders, in accordance with applicable Treasury Regulations. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses.

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not a  US person in order to avoid the backup withholding tax.

The amount of any backup withholding tax will be allowed as a credit against a Shareholder’s US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

Income Taxation of Non-US Shareholders

The Trust does not expect to generate taxable income except for gains (if any) upon the sale of palladium. A Non-US Shareholder generally is not subject to US federal income tax with respect to gains recognized upon the sale or other disposition of Shares, or upon the sale of palladium by the Trust, unless (1) the Non-US Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-US Shareholder of a trade or business in the United States.

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, only Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) (“Tax Qualified Account”) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible.   The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded Shares in a trust holding precious metals will not be treated as resulting in a taxable distribution to the IRA owner or Tax Qualified Account participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or Tax Qualified Account to the IRA owner or Tax Qualified Account participant, or if any precious metal is received by such IRA or Tax Qualified Account upon the redemption of any of the Shares purchased by it, the Shares or precious metal so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402. Accordingly, potential IRA or Tax Qualified Account investors are urged to consult with their own professional advisors concerning the treatment of an investment in Shares under Code section 408(m).

Item 1A. Risk Factors

Shareholders should consider carefully the risks described below before making an investment decision. Shareholders should also refer to the other information included in this report, including the Trust’s financial statements and the related notes.

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

The Sponsor is unable to ascertain whether the palladium price movements since the commencement of the Trust’s initial public offering on January 8, 2010 were attributable to the Trust’s Basket creation and redemption process or independent metal market forces or both. Nevertheless, the Trust and the Sponsor cannot assure Shareholders that future Basket creations or redemptions will have no effect on the palladium metal prices and, consequently, Share trading prices.

Since there is no limit on the amount of palladium that the Trust may acquire, the Trust, as it grows, may have an impact on the supply and demand of palladium that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global market for palladium.

The Trust Agreement places no limit on the amount of palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of palladium. The global market for palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2005 and 2015, world palladium mine supply averaged 7.1 million ounces. In 2015,  mine supply measured 6.4 million ounces. If the amount of palladium acquired by the Trust is large enough in relation to global palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of palladium unrelated to other factors affecting the global market for palladium. Such an impact could affect the price for palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

Regulatory activity or lawsuits with respect to the historical methods of setting the prices of gold, silver, platinum and palladium, which were used prior to the adoption of the LBMA PM Gold Price in March 2015, the LBMA Silver Price in August 2014 and the LME PM Fix in December 2014, may impact market confidence in the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix.

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last two years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals).

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

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on the Exchange withdraw from participation, the liquidity of the Shares will likely decrease which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investment.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act (“CEA”).

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the National Futures Association (“NFA”). Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not "commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

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

The amount of palladium represented by each Share will decrease over the life of the Trust due to the recurring deliveries of palladium necessary to pay the Sponsor’s Fee in-kind and potential sales of palladium to pay in cash the Trust expenses not assumed by the Sponsor. Without increases in the prices of palladium sufficient to compensate for that decrease, the price of the Shares will also decline proportionately over the life of the Trust.

The amount of palladium represented by each Share decreases each day by the Sponsor’s Fee.  In addition, although the Sponsor has agreed to assume all organizational and certain administrative and marketing expenses incurred by the Trust, in exceptional cases certain Trust expenses may need to be paid by the Trust.  Because the Trust does not have any income, it must either make payments in-kind by deliveries of palladium (as is the case with the Sponsor’s Fee) or it must sell palladium to obtain cash (as in the case of any exceptional expenses).  The result of these sales of palladium and recurring deliveries of palladium to pay the Sponsor’s Fee in-kind is a decrease in the amount of palladium represented by each Share.  New deposits of palladium, received in exchange for new Shares issued by the Trust, will not reverse this trend.

A decrease in the amount of palladium represented by each Share results in a decrease in each Share’s price even if the prices of palladium does not change.  To retain the Share’s original price, the prices of palladium must increase.  Without that increase, the lesser amount of palladium represented by the Share will have a correspondingly lower price.  If this increase does not occur, or is not sufficient to counter the lesser amount of palladium represented by each Share, Shareholders will sustain losses on their investment in Shares.

An increase in Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will require the Trustee to sell larger amounts of palladium, and will result in a more rapid decrease of the amount of palladium represented by each Share and corresponding decrease in its value.

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

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or wilful default in the performance of its duties. Any such liability is further limited to the market value of the palladium lost or damaged at the time such negligence, fraud or willful default is discovered by the Custodian provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another palladium clearing bank, the liability of the palladium clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian, the Zurich Sub-Custodian or any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s palladium on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are ICBC Standard Bank plc, The Bank of Nova Scotia – ScotiaMocatta, HSBC Bank plc, Union Bank of Switzerland (“UBS”), Brinks Global Services Inc., and Credit Suisse and the Custodian may use other LPPM clearing members that provide bullion vaulting and clearing services to third parties. The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s palladium from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s palladium or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian and the Zurich Sub-Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s palladium and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

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

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, wilful misconduct or reckless disregard on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

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

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2016 and December 31, 2015:

Fiscal Year Ended December 31, 2016: Quarter Ended
	High	Low
March 31, 2016	$58.25	$45.46
June 30, 2016	$60.15	$51.06
September 30, 2016	$69.64	$57.97
December 31, 2016	$73.76	$58.80

Fiscal Year Ended December 31, 2015: Quarter Ended
	High	Low
March 31, 2015	$80.60	$70.73
June 30, 2015	$77.35	$64.50
September 30, 2015	$67.46	$51.34
December 31, 2015	$68.54	$50.86

The number of outstanding Shares of the Trust as of February 22,  2017 were 2,650,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2016	$69.64	$64.72
September 2016	$69.40	$62.95
October 2016	$68.32	$58.80
November 2016	$73.76	$59.30
December 2016	$72.14	$62.84
January 2017	$75.53	$68.33

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

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2016	150,000	0.096
February 2016	-	-
March 2016	150,000	0.096
April 2016	50,000	0.096
May 2016	50,000	0.096
June 2016	100,000	0.096
July 2016	150,000	0.096
August 2016	100,000	0.096
September 2016	-	-
October 2016	-	-
November 2016	250,000	0.096
December 2016	100,000	0.096
Total	1,100,000	0.096

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2015	100,000	0.097
February 2015	200,000	0.097
March 2015	100,000	0.097
April 2015	-	-
May 2015	-	-
June 2015	200,000	0.097
July 2015	150,000	0.097
August 2015	450,000	0.097
September 2015	400,000	0.097
October 2015	50,000	0.097
November 2015	-	-
December 2015	200,000	0.097
Total	1,850,000	0.097

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$178,342	$184,779	$410,663	$463,598	$445,038
Total gain / (loss) on palladium	$41,126	$(103,797)	$57,930	$15,225	$694
Change in net assets from operations	$40,026	$(105,575)	$54,947	$11,928	$(2,250)
Weighted average number of Shares	3,114,344	4,350,137	6,346,438	7,721,918	7,737,568
Net increase / (decrease) in net assets per Share	$12.85	$(24.27)	$8.66	$1.54	$(0.29)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

NAV per Share vs. 1/10th Palladium Fix from December 30, 2009 (the Date of Inception) to December 31, 2016

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

Valuation of Palladium

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich vault premises and whose appointment has been approved by the Sponsor, at its Zurich, Switzerland vaulting premises. Palladium is recorded at fair value. The cost of palladium is determined according to the average cost method and the fair value is based on the LME PM Fix  (the afternoon session of LME’s twice daily electronic price fixing process). Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of palladium transferred.

	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$)
Investment in palladium - cost	$169,185	$218,668	$335,517
Unrealized gain / (loss) on investment in palladium	9,157	(33,889)	75,146
Investment in palladium - fair value	$178,342	$184,779	$410,663

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the palladium and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At December 31, 2016 and 2015, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$)
Total gain / (loss) on palladium	$41,126	$(103,797)	$57,930
Change in net assets from operations	$40,026	$(105,575)	$54,947
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2016

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the palladium owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased  from $182,043,225 at December 31, 2015 to $178,251,768 at December 31, 2016, a 2.08% decrease for the year. The decrease in the Trust’s NAV resulted primarily from  a decrease in outstanding Shares, which fell from 3,450,000 Shares at December 31, 2015 to 2,750,000 Shares at December 31, 2016, a result of 400,000 Shares (8 Baskets) being created and 1,100,000 Shares (22 Baskets) being redeemed during the year.

There was an increase in the price per ounce of palladium, which rose 23.58% from $547.00 at December 31, 2015 to $676.00 at December 31, 2016.

The NAV per Share increased 22.83% from $52.77 at December 31, 2015 to $64.82 at December 31, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,099,935 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $73.87 at November 30, 2016 was the highest during the year, compared with a low of $45.33 at January 12, 2016.

The increase in net assets from operations for the year ended December 31, 2016 was $40,026,311, resulting from a change in unrealized gain on investment in palladium of $43,045,200 offset by a realized loss of $82,400 on the transfer of palladium to pay expenses, a realized loss of $1,836,554 on palladium distributed for the redemption of Shares and the Sponsor’s Fee of $1,099,935. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2016.

The year ended December 31, 2015

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

There was a decrease in the price per ounce of palladium, which fell 31.45% from $798.00 at December 31, 2014 to $547.00 at December 31, 2015.

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

.

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

There was an increase in the price per ounce of palladium, which rose 12.24% from $711.00 at December 31, 2013 to $798.00 at December 31, 2014.

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

The change in net assets arising from the change in accounting principle as of January 1, 2014 was $46,877,007.  The increase in net assets from operations for the year ended December 31, 2014 was $54,946,826, resulting from a realized gain of $549,665 on the transfer of palladium to pay expenses, a realized gain of $29,111,120 on palladium distributed for the redemption of Shares and a change in unrealized gain on investment in palladium of $28,269,262, offset by Sponsor’s Fees of $2,983,221. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2014.

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

Item 8. Financial Statements and Supplementary Data - (Unaudited)

Quarterly Income Statements

Year ended December 31, 2016
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$253	$270	$298	$279	$1,100
Total Expenses	253	270	298	279	1,100

Net investment loss	(253)	(270)	(298)	(279)	(1,100)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on palladium transferred to pay expenses	(63)	(33)	(4)	18	(82)
Realized (loss) / gain on palladium distributed for the redemption of Shares	(3,768)	(1,297)	638	2,590	(1,837)
Change in unrealized gain / (loss) on investment in palladium	10,255	7,602	38,972	(13,784)	43,045
Total gain / (loss) on palladium	6,424	6,272	39,606	(11,176)	41,126

Change in net assets from operations	$6,171	$6,002	$39,308	$(11,455)	$40,026

Net increase / (decrease) in net assets per Share	$1.86	$1.86	$12.96	$(3.97)	$12.85

Weighted average number of shares	3,322,527	3,222,527	3,033,696	2,882,065	3,114,344

Year ended December 31, 2015
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$548	$524	$398	$308	$1,778
Total Expenses	548	524	398	308	1,778

Net investment loss	(548)	(524)	(398)	(308)	(1,778)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on palladium transferred to pay expenses	102	89	3	(11)	183
Realized gain / (loss) on palladium distributed for the redemption of Shares	7,455	1,099	(2,327)	(1,172)	5,055
Change in unrealized loss on investment in palladium	(39,675)	(24,328)	(8,047)	(36,985)	(109,035)
Total loss on palladium	(32,118)	(23,140)	(10,371)	(38,168)	(103,797)

Change in net assets from operations	$(32,666)	$(23,664)	$(10,769)	$(38,476)	$(105,575)

Net decrease in net assets per Share	$(6.57)	$(5.01)	$(2.59)	$(10.79)	$(24.27)

Weighted average number of shares	4,970,556	4,722,527	4,157,609	3,567,391	4,350,137

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-16 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2016.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Palladium Trust

We have audited ETFS Palladium Trust’s (the Trust) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and the financial highlights for each of the years in the two-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and financial highlights.

/s/ KPMG LLP

New York, New York

February 24, 2017

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited. He is the founder and chairman of ten other companies issuing exchange-traded products: Gold Bullion Securities Limited, ETFS Metal Securities Australia Limited (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Equity Securities Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Limited in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $20 billion. He is also a director of ANZ ETFS Management (AUS) Limited in Australia. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Mr. Tuckwell was awarded with the Degree of Doctor of Australia National University, honoris causa.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2016, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	% of Class
BlackRock, Inc.
40 East 52nd Street
New York, NY 10022	654,270	23.8%

Shares indicated as owned were reported on Schedule 13G returns filed by the Company listed above. The Trust is unable to determine whether this Company is the ultimate beneficial owners of such shares, and if they are not the ultimate beneficial owner, who such beneficial owners are.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015

Audit fees - KPMG	$57,000	$51,167
Audit fees - Deloitte	-	-
Audit related fees - KPMG	8,000	7,500
Audit related fees - Deloitte	4,000	42,000
	$69,000	$100,667

Audit Fees are fees paid by the Sponsor to KPMG LLP and Deloitte & Touche LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

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

.

ETFS PALLADIUM TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Palladium Trust

We have audited the accompanying statements of assets and liabilities of ETFS Palladium Trust (the Trust), including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and the financial highlights for each of the years in the two-year period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The statement of operations and the financial highlights for the year ended December 31, 2014 were audited by other independent registered public accountants whose report thereon, dated March 2, 2015, expressed an unqualified opinion on that financial statement and those financial highlights.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of ETFS Palladium Trust as of December 31, 2016 and 2015, the results of its operations, changes in its net assets and the financial highlights for each of the years in the two-year period ended December 31, 2016, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Palladium Trust

We have audited the statement of operations, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the results of ETFS Palladium Trust’s operations, the changes in its net assets and the financial highlights for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly, the Trust has changed its method of accounting for investment in bullion and changed the presentation of its financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS PALLADIUM TRUST

Statements of Assets and Liabilities
At December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: December 31, 2016: $169,185; December 31, 2015: $218,668)	$178,342	$184,779
Total assets	178,342	184,779

LIABILITIES
Fees payable to Sponsor	90	97
Palladium payable	-	2,639
Total Liabilities	90	2,736

NET ASSETS (1)	$178,252	$182,043

(1)Shares issued and outstanding at December 31, 2016 were 2,750,000 and at December 31, 2015 were 3,450,000.   Net asset value at December 31, 2016 was $64.82 and at  December 31, 2015 was $52.77.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Schedules  of Investments
At December 31, 2016 and 2015

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	263,819.3	$169,185	$178,342	100.05%
Total investment in palladium	263,819.3	$169,185	$178,342	100.05%
Less liabilities			(90)	(0.05)%
Net assets			$178,252	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	337,804.6	$218,668	$184,779	101.50%
Total investment in palladium	337,804.6	$218,668	$184,779	101.50%
Less liabilities			(2,736)	(1.50)%
Net assets			$182,043	100.00%

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statements of Operations
For the years ended December 31, 2016, 2015 and 2014

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,100	$1,778	$2,983
Total expenses	1,100	1,778	2,983

Net investment loss	(1,100)	(1,778)	(2,983)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on palladium transferred to pay expenses	(82)	183	550
Realized (loss) / gain on palladium distributed for the redemption of Shares	(1,837)	5,055	29,111
Change in unrealized gain / (loss) on investment in palladium	43,045	(109,035)	28,269
Total gain / (loss) on palladium	41,126	(103,797)	57,930

Change in net assets from operations	$40,026	$(105,575)	$54,947

Net increase / (decrease) in net assets per Share	$12.85	$(24.27)	$8.66

Weighted average number of Shares	3,114,344	4,350,137	6,346,438

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statements of Changes in Net Assets
For the year ended December 31, 2016 and 2015

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	3,450,000	$182,043
Net investment loss		(1,100)
Realized loss on investment in palladium		(1,919)
Change in unrealized gain on investment in palladium		43,045
Creations	400,000	22,809
Redemptions	(1,100,000)	(66,626)
Closing balance at December 31, 2016	2,750,000	$178,252

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	5,150,000	$398,834
Net investment loss		(1,778)
Realized gain on investment in palladium		5,238
Change in unrealized loss on investment in palladium		(109,035)
Change in unrealized loss on unsettled creations or redemptions		(190)
Creations	150,000	7,799
Redemptions	(1,850,000)	(118,825)
Closing balance at December 31, 2015	3,450,000	$182,043

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Financial Highlights
For the years ended December 31, 2016, 2015 and 2014

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$52.77	$77.44	$69.42
Income from investment operations:
Net investment loss	(0.35)	(0.41)	(0.47)
Total realized and unrealized gains or losses on investment in palladium	12.40	(24.26)	8.49
Change in net assets from operations	12.05	(24.67)	8.02

Net asset value per Share at end of year	$64.82	$52.77	$77.44

Weighted average number of shares	3,114,344	4,350,137	6,346,438

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value	22.83%	(31.86)%	11.55%

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

ETFS PALLADIUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.2. Valuation of Palladium

The Trust follows the provisions of FASB ASC 820, Fair Value Measurements  (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). Palladium is recorded at fair value. The cost of palladium is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of palladium administered by the London Metal Exchange (“LME”) (the “LME PM Fix”). Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of palladium transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2016	December 31, 2015

Level 2
Investment in palladium	$178,342	$184,779

There were no re-allocations or transfers between levels during the years ended December 31, 2016 or 2015.

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

The Trust has adopted FASB ASC 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740-10 to the Trust, to determine whether or not there are uncertain tax positions in its major jurisdictions that require financial statement recognition. Based on this evaluation, the Sponsor has determined the Trust’s major jurisdictions to be where it is organized and where bullion is held.  No uncertain tax positions have been identified. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.6. Investment in Palladium

Changes in ounces of palladium and the respective values for the years ended December 31, 2016 and 2015 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2016	December 31, 2015
Ounces of palladium
Opening balance	337,804.6	514,615.5
Creations	38,467.6	14,479.4
Redemptions	(110,603.9)	(188,665.9)
Transfers of palladium to pay expenses	(1,849.0)	(2,624.4)
Closing balance	263,819.3	337,804.6

Investment in palladium
Opening balance	$184,779	$410,663
Creations	22,809	7,799
Redemptions	(69,265)	(127,993)
Realized (loss) / gain on palladium distributed for the redemption of Shares	(1,837)	5,055
Transfers of palladium to pay expenses	(1,107)	(1,893)
Realized (loss) / gain on palladium transferred to pay expenses	(82)	183
Change in unrealized gain / (loss) on investment in palladium	43,045	(109,035)
Closing balance	$178,342	$184,779

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

For the year ended December 31, 2016 the Sponsor’s Fee was $1,099,935  (December 31, 2015:  $1,777,708; December 31, 2014:  $2,983,221).

At December 31, 2016  $89,977 was payable to the Sponsor (December 31, 2015: $97,509).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2016 and 2015.

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

2.8 Subsequent Events

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

4. Concentration of Risk

The Trust’s sole business activity is the investment in palladium, and substantially all the Trust’s assets are holdings of palladium which creates a concentration risk associated with fluctuations in the price of palladium. Several factors could affect the price of palladium, including: (i) global palladium supply, which is influenced by factors such as production and cost levels in major palladium-producing countries. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply and are likely to be exhausted soon, placing a higher burden on new mine supply; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that palladium will maintain its long-term value in terms of purchasing power in the future. In the event that the price of palladium declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: February 24, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.