Form 10-Q
period 2017-03-31
ETFS PALLADIUM TRUST
filed 2017-05-04
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountancy standards provided pursuant to Section 13 (a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May  2, 2017, ETFS Palladium Trust had 2,700,000 ETFS Physical Palladium Shares outstanding.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

ETFS PALLADIUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: March 31, 2017: $162,793; December 31, 2016: $169,185)	$202,573	$178,342
Total assets	202,573	178,342

LIABILITIES
Fees payable to Sponsor	104	90
Total Liabilities	104	90

NET ASSETS (1)	$202,469	$178,252

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2017 were 2,650,000 and at December 31, 2016 were 2,750,000. Net asset values per Share at March 31, 2017 and December 31, 2016  were $76.40 and $64.82, respectively.

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Schedules of Investments
At March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	253,850.5	$162,793	$202,573	100.05%
Total investment in palladium	253,850.5	$162,793	$202,573	100.05%
Less liabilities			(104)	(0.05)%
Net assets			$202,469	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	263,819.3	$169,185	$178,342	100.05%
Total investment in palladium	263,819.3	$169,185	$178,342	100.05%
Less liabilities			(90)	(0.05)%
Net assets			$178,252	100.00%

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2017 and 2016

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$292	$253
Total expenses	292	253

Net investment loss	(292)	(253)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on palladium transferred to pay expenses	34	(63)
Realized gain / (loss) on palladium distributed for the redemption of Shares	1,138	(3,768)
Change in unrealized gain on investment in palladium	30,623	10,255
Total gain on investment in palladium	31,795	6,424

Change in net assets from operations	$31,503	$6,171

Net increase in net assets per Share	$11.85	$1.86

Weighted average number of Shares	2,658,889	3,322,527

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Statements of Changes in Net Assets
For the three months ended March 31, 2017 (Unaudited) and the year ended December 31, 2016

	Three Months Ended March 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	2,750,000	$178,252
Net investment loss		(292)
Realized gain on investment in palladium		1,172
Change in unrealized gain on investment in palladium		30,623
Creations	-	-
Redemptions	(100,000)	(7,286)
Closing balance at March 31, 2017	2,650,000	$202,469

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	3,450,000	$182,043
Net investment loss		(1,100)
Realized loss on investment in palladium		(1,919)
Change in unrealized gain on investment in palladium		43,045
Creations	400,000	22,809
Redemptions	(1,100,000)	(66,626)
Closing balance at December 31, 2016	2,750,000	$178,252

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2017 and 2016

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$64.82	$52.77
Income from investment operations:
Net investment loss	(0.11)	(0.08)
Total realized and unrealized gains or losses on investment in palladium	11.69	2.12
Change in net assets from operations	11.58	2.04

Net asset value per Share at end of period	$76.40	$54.81

Weighted average number of shares	2,658,889	3,322,527

Expense ratio (1)	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%

Total return, at net asset value (2)	17.86%	3.87%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At March 31, 2017, approximately 51% of the Trust’s palladium was held by the Zurich Sub-Custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2017	December 31, 2016

Level 2
Investment in palladium	$202,573	$178,342

There were no transfers between levels during the period ended March 31, 2017 or the year ended December 31, 2016.

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

The amount of bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of bullion to be delivered or distributed by the Trust. In order to ensure that the correct amount of bullion is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2017 and December 31, 2016.

ETFS PALLADIUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6.  Investment in Palladium

Changes in ounces of palladium and their respective values for the three months ended March 31, 2017 and for the year ended December 31, 2016 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2017	December 31, 2016
Ounces of palladium
Opening balance	263,819.3	337,804.6
Creations	-	38,467.6
Redemptions	(9,587.2)	(110,603.9)
Transfers of palladium to pay expenses	(381.6)	(1,849.0)
Closing balance	253,850.5	263,819.3

Investment in palladium
Opening balance	$178,342	$184,779
Creations	-	22,809
Redemptions	(7,286)	(69,265)
Realized gain / (loss) on palladium distributed for the redemption of Shares	1,138	(1,837)
Transfers of palladium to pay expenses	(278)	(1,107)
Realized gain / (loss) on palladium transferred to pay expenses	34	(82)
Change in unrealized gain on investment in palladium	30,623	43,045
Closing balance	$202,573	$178,342

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

For the three months ended March 31, 2017 and 2016, the Sponsor’s Fee was $291,896 and $252,741, respectively.

At March 31, 2017 and at December 31, 2016, the fees payable to the Sponsor were $103,513 and $89,977, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2017 and 2016.

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

4. Concentration of Risk

The Trust’s sole business activity is the investment in palladium and substantially all the Trust’s assets are holdings of palladium, which creates a concentration of risk associated with fluctuations in the price of palladium. Several factors could affect the price of palladium, including: (i) global palladium supply, which is influenced by such factors as production and cost levels in major palladium-producing countries; (ii) global palladium supply and demand which is influenced by factors such as recycling, autocatalyst demand, industrial demand, jewelry demand, investment demand and sales of existing stockpiles of palladium; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that palladium will maintain its long-term value in terms of purchasing power in the future. In the event that the price of palladium declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium and only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

The Quarter Ended March 31, 2017

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $178,251,768 at December 31, 2016 to $202,469,101 at March 31, 2017, a 13.59% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 18.05% from $676.00 at December 31, 2016 to $798.00 at March 31, 2017.

There was a  decrease in outstanding Shares, which fell from 2,750,000 Shares at December 31, 2016 to 2,650,000 Shares at March 31, 2017, a result of 100,000 Shares (2 Baskets) being redeemed during the quarter. No Shares were created during the quarter.

NAV per Share increased 17.86% from $64.82 at December 31, 2016 to $76.40 at March 31, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was  $291,896 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

NAV per Share of $75.98 at February 17, 2017 was the highest during the quarter, compared with a low of $67.69 at January 3, 2017.

The increase in net assets from operations for the quarter ended March 31, 2017 was $31,503,582, resulting from a change in unrealized gain on investment in palladium of $30,623,760 a realized gain of $1,138,067 on palladium distributed for the redemption of Shares and a realized gain of $33,651 on the transfer of palladium to pay expenses,  offset by the Sponsor’s Fee of $291,896. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At March 31, 2017 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PALLADIUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2017:

0 Baskets were created.

2 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	palladium per Share
January 2017	2	100,000	0.096
February 2017	-	-	-
March 2017	-	-	-
	2	100,000	0.096

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: May 4, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.