Form 10-Q
period 2017-06-30
ETFS PALLADIUM TRUST
filed 2017-08-07
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Yes ☐ No ☒

As of August  2, 2017, ETFS Palladium Trust had 2,500,000 ETFS Physical Palladium Shares outstanding.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

ETFS PALLADIUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: June 30, 2017: $161,306; December 31, 2016: $169,185)	$205,121	$178,342
Total assets	205,121	178,342

LIABILITIES
Fees payable to Sponsor	102	90
Total Liabilities	102	90

NET ASSETS (1)	$205,019	$178,252

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2017 were 2,550,000 and at December 31, 2016 were 2,750,000. Net asset values per Share at June 30, 2017 and December 31, 2016  were $80.40 and $64.82, respectively.

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Schedules of Investments
At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	243,901.2	$161,306	$205,121	100.05%
Total investment in palladium	243,901.2	$161,306	$205,121	100.05%
Less liabilities			(102)	(0.05)%
Net assets			$205,019	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	263,819.3	$169,185	$178,342	100.05%
Total investment in palladium	263,819.3	$169,185	$178,342	100.05%
Less liabilities			(90)	(0.05)%
Net assets			$178,252	100.00%

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Statements of Operations (Unaudited)
For the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$301	$270	$593	$522
Total expenses	301	270	593	522

Net investment loss	(301)	(270)	(593)	(522)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on palladium transferred to pay expenses	54	(33)	88	(96)
Realized gain / (loss) on palladium distributed for the redemption of Shares	5,315	(1,297)	6,453	(5,066)
Change in unrealized gain on investment in palladium	4,035	7,602	34,658	17,857
Total gain on investment in palladium	9,404	6,272	41,199	12,695

Change in net assets from operations	$9,103	$6,002	$40,606	$12,173

Net increase in net assets per Share	$3.49	$1.86	$15.42	$3.72

Weighted average number of Shares	2,609,341	3,222,527	2,633,978	3,272,527

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Statements of Changes in Net Assets
For the six months ended June 30, 2017 (Unaudited) and the year ended December 31, 2016

	Six Months Ended June 30, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	2,750,000	$178,252
Net investment loss		(593)
Realized gain on investment in palladium		6,541
Change in unrealized gain on investment in palladium		34,658
Creations	300,000	23,669
Redemptions	(500,000)	(37,508)
Closing balance at June 30, 2017	2,550,000	$205,019

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	3,450,000	$182,043
Net investment loss		(1,100)
Realized loss on investment in palladium		(1,919)
Change in unrealized gain on investment in palladium		43,045
Creations	400,000	22,809
Redemptions	(1,100,000)	(66,626)
Closing balance at December 31, 2016	2,750,000	$178,252

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Financial Highlights (Unaudited)
For the three months ended June 30, 2017 and 2016

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$76.40	$54.81	$64.82	$52.77
Income from investment operations:
Net investment loss	(0.12)	(0.08)	(0.23)	(0.16)
Total realized and unrealized gains or losses on investment in palladium	4.12	1.92	15.81	4.04
Change in net assets from operations	4.00	1.84	15.58	3.88

Net asset value per Share at end of period	$80.40	$56.65	$80.40	$56.65

Weighted average number of shares	2,609,341	3,222,527	2,633,978	3,272,527

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value (2)	5.24%	3.36%	24.04%	7.35%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At June 30, 2017, approximately 53% of the Trust’s palladium was held by the Zurich Sub-Custodian.

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

The LME is responsible for the administration of the electronic palladium price fixing system (“LMEbullion”) as well as providing electronic market clearing processes for palladium transactions at the fixed prices established by the LME pricing mechanism. LMEbullion establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix).

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2017	December 31, 2016

Level 2
Investment in palladium	$205,121	$178,342

There were no transfers between levels during the six months ended June 30, 2017, or the year ended December 31, 2016.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2017 and December 31, 2016.

ETFS PALLADIUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6.  Investment in Palladium

Changes in ounces of palladium and their respective values for the six months ended June 30, 2017 and for the year ended December 31, 2016 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2017	December 31, 2016
Ounces of palladium
Opening balance	263,819.3	337,804.6
Creations	28,701.7	38,467.6
Redemptions	(47,854.5)	(110,603.9)
Transfers of palladium to pay expenses	(765.3)	(1,849.0)
Closing balance	243,901.2	263,819.3

Investment in palladium
Opening balance	$178,342	$184,779
Creations	23,669	22,809
Redemptions	(37,508)	(69,265)
Realized gain / (loss) on palladium distributed for the redemption of Shares	6,453	(1,837)
Transfers of palladium to pay expenses	(581)	(1,107)
Realized gain / (loss) on palladium transferred to pay expenses	88	(82)
Change in unrealized gain on investment in palladium	34,658	43,045
Closing balance	$205,121	$178,342

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

For the three months ended June 30, 2017 and 2016, the Sponsor’s Fee was $301,354 and $269,749, respectively. For the six months ended June 30, 2017 and 2016 the Sponsor’s Fee was $593,250 and $522,490, respectively.

At June 30, 2017 and at December 31, 2016, the fees payable to the Sponsor were $101,501 and $89,977, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended June 30, 2017 and 2016.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on December 30, 2009. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It does not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

The Quarter Ended June 30, 2017

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $202,469,101 at March 31, 2017 to $205,019,199 at June 30, 2017, a 1.26% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 5.39% from $798.00 at March 31, 2017 to $841.00 at June 30, 2017.

There was a  decrease in outstanding Shares, which fell from 2,650,000 Shares at March 31, 2017 to 2,550,000 Shares at June 30, 2017, a result of 300,000 Shares (6 Baskets) being created and 400,000 Shares (8 Baskets) being redeemed and during the quarter.

The NAV per Share increased 5.24% from $76.40 at March 31, 2017 to $80.40 at June 30, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was  $301,354 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $85.87 at June 12, 2017 was the highest during the quarter, compared with a low of $72.03 at May 22, 2017.

The increase in net assets from operations for the quarter ended June 30, 2017 was $9,102,350, resulting from a change in unrealized gain on investment in palladium of $4,034,370,  a  realized gain of $5,315,344 on palladium distributed for the redemption of Shares and a realized gain of $53,990 on the transfer of palladium to pay expenses,  offset by the Sponsor’s Fee of $301,354. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2017.

The Six Months Ended June 30, 2017

The Trust’s NAV increased  from $178,251,768 at December 31, 2016 to $205,019,199 at June 30, 2017, a 15.02% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 24.41% from $676.00 at December 31, 2016 to $841.00 at June 30, 2017.

There was a  decrease in outstanding Shares, which fell from 2,750,000 Shares at December 31, 2016 to 2,550,000 Shares at June 30, 2017, a result of 300,000 Shares (6 Baskets) being created and 500,000 Shares (10 Baskets) being redeemed during the period.

The NAV per Share increased 24.04% from $64.82 at December 31, 2016 to $80.40 at June 30, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $593,250 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $85.87 at June 12, 2017 was the highest during the period, compared with a low of $67.69 at January 3, 2017.

The increase in net assets from operations for the period ended June 30, 2017 was $40,605,932, resulting from a change in unrealized gain on investment of palladium of $34,658,130,  a realized gain of $87,641 on the transfer of palladium to pay expenses, and a realized gain of $6,453,411 on palladium distributed for the redemption of Shares, offset by the Sponsor’s Fee of $593,250. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At June 30, 2017 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PALLADIUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2017:

6 Baskets were created.

8 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	palladium per Share
April 2017	2	100,000	0.096
May 2017	4	200,000	0.096
June 2017	2	100,000	0.096
	8	400,000	0.096

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: August 4, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.