Form 10-K
period 2017-12-31
ETFS PALLADIUM TRUST
filed 2018-02-27
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
(646) 846 3130

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”,“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2017 as reported by the NYSE Arca, Inc. on that date: $205,759,500.

As of February 21, 2018, ETFS Palladium Trust has 2,500,000 ETFS Physical Palladium Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the words, “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other words suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Trust’s Shares at redeemable value increased from $178,251,768 at December 31, 2016 to $241,554,950 at December 31, 2017, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 2,750,000 Shares at December 31, 2016 to 2,400,000 Shares at December 31, 2017.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and the shares are not “commodity interests” and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

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

In this annual report, the term “ounces” refers to troy ounces.

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four -  iridium, rhodium, ruthenium and osmium - are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 79% of the world’s platinum and palladium mine supply in 2016.

World Palladium Supply and Demand 2007-2016

The following table sets forth a summary of the world palladium supply and demand for the period from 2007 to 2016 and is based on information reported from Johnson Matthey Palladium 2017 Report.

(thousands of ounces)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Supply
South Africa	2,765	2,430	2,370	2,640	2,560	2,359	2,465	2,125	2,684	2,574
Russia
Primary	3,050	2,700	2,675	2,720	2,705	2,627	2,528	2,589	2,434	2,773
Stock Sales	1,490	960	960	1,000	775	260	100	-	-	-
North America	990	910	755	590	900	811	831	912	874	894
Zimbabwe	135	140	180	220	265	266	322	327	320	392
Others	150	170	160	185	155	162	152	150	142	129
Total Supply	8,580	7,310	7,100	7,355	7,360	6,485	6,398	6,103	6,454	6,762

Demand by Application
Autocatalyst	4,545	4,465	4,050	5,580	6,155	6,673	7,061	7,512	7,651	7,935
Chemical	375	350	325	370	440	524	440	358	439	411
Dental	630	625	635	595	540	510	457	468	475	427
Electrical	1,550	1,370	1,370	1,410	1,375	1,190	1,070	1,014	960	953
Investment	260	420	625	1,095	(565)	467	(8)	943	(659)	(646)
Jewelry	950	985	775	595	505	442	354	272	223	189
Other	85	75	70	90	110	104	109	111	133	147
Total Gross Demand	8,395	8,290	7,850	9,735	8,560	9,910	9,483	10,678	9,222	9,416

Recycling
Autocatalyst	(1,015)	(1,140)	(965)	(1,310)	(1,695)	(1,675)	(1,905)	(2,158)	(1,891)	(1,990)
Electrical	(315)	(345)	(395)	(440)	(480)	(443)	(463)	(474)	(475)	(481)
Jewelry	(235)	(130)	(70)	(100)	(210)	(194)	(157)	(89)	(46)	(20)
Total Recycling	(1,565)	(1,615)	(1,430)	(1,850)	(2,385)	(2,312)	(2,525)	(2,721)	(2,412)	(2,491)

Total Net Demand	6,830	6,675	6,420	7,885	6,175	7,598	6,958	7,957	6,810	6,925

Movements in stocks	1,750	635	680	(530)	1,185	(1,113)	(560)	(1,854)	(356)	(163)

Source: Johnson Matthey PGM Market Report 2017

Russia has traditionally been the largest producer of palladium, providing on average 46% of supply over the past 10 years.  However its production has declined and sales of state held stock have dwindled down to zero.  In 2016, Russia provided 41% of mine supplies while South Africa produced 38%.  South Africa has on average supplied over 35% of production over the past 10 years.  North America contributes approximately 12% of mine supply.  Recovery of palladium has more than doubled over the past 11 years to account for 27% of overall supply at the end of 2016.Autocatalysts are the largest component of palladium demand, representing close to  84% of total demand in 2016.  Palladium investment demand was negative in 2015 and 2016, giving back all of the investment demand in 2014. Jewelry demand for palladium contributed 2% of total demand in 2016, down from 4% in 2006. Other industrial demand (electronics, dentistry and chemical) has fallen from 31% of total demand in 2007 to 21% of total demand in 2016.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 2007 to December 2017 and is based on information provided by Bloomberg:

Spot Palladium Price
US$/oz
$1,200
$1,000
$800
$600
$400
$200
$-
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017

Source: Bloomberg, ETF Securities. Chart data from 12/31/07 to 12/31/17.

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579 per ounce in February 2008 to $173 per ounce in October 2008. Prices then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand in addition to increasing emission controls. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012. Palladium rose to a 13 year high of $907 per ounce in September 2014, a 27% increase from the start of the year. The rally was driven by supply side concerns following the longest strike in South African mining history and escalating tensions between Russia and Ukraine. The strong rally in 2014 was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Palladium was the top performer of the precious metals complex through the close of 2017 as it rose 56% this year ending at $1,064 per ounce. Given palladium’s demand is most sensitive to the industrial production cycle palladium may see further support along with industrial metals in anticipation of a rise in US infrastructure spending and recovery in global growth. Expected continued supply deficits, growing demand, and drawdowns in above ground stocks have kept the market balance for palladium favorable.

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

Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Five LPPM members are currently participating in establishing the LME PM Fix (BASF Metals Limited, Goldman Sachs International, HSBC Bank USA NA, Johnson Matthey plc and  ICBC Standard Bank plc). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

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

Futures Exchanges

The most significant palladium futures exchanges are the COMEX and the Tokyo Commodity Exchange (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and launched palladium futures in 1968, followed with options in 2010. The TOCOM has been trading palladium since 1992. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the palladium represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades palladium futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, the TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

The U.S. Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps.  In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce as spot as well as deliverable forwards.

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

At the Evaluation Time, the Trustee values the Trust’s palladium on the basis of that day’s LME PM Fix or, if no LME PM Fix is made on such day, the next most recent LME PM Fix determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LME PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s palladium is not an appropriate basis for evaluation of the Trust’s palladium, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LME PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s palladium or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Palladium Market—The Zurich and London Palladium Bullion Markets” for a description of the LME PM Fix.

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

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.60% of the ANAV of the Trust and is payable monthly in arrears. The Sponsor’s Fee is paid by delivery of palladium to an account maintained by the Custodian for the Sponsor on an unallocated basis. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time. Presently, the Sponsor does not intend to waive any of its fee.

Furthermore, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor’s Fee attributable to Shares held by institutional investors subject to minimum shareholding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate will be subject to negotiation and written agreement between the Sponsor and the investor on a case by case basis. The Sponsor is under no obligation to provide any rebates of the Sponsor’s Fee. Neither the Trust nor the Trustee will be a party to any Sponsor’s Fee rebate arrangements negotiated by the Sponsor. Any Sponsor’s Fee rebate shall be paid from the funds of the Sponsor and not from the assets of the Trust.

The Sponsor’s Fee is paid by delivery of palladium to an account maintained by the Custodian for the Sponsor on an unallocated basis, monthly on the first business day of the month in respect of fees payable for the prior month.  The delivery is of that number of ounces of palladium which equals the daily accrual of the Sponsor’s Fee for such prior month calculated at the LME PM Fix.

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

The Sponsor’s Fee for the year ended December 31, 2017 was $1,278,403  (December 31, 2016:  $1,099,935;  December 31, 2015: $1,777,708).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Deposit of Palladium; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. Only registered broker-dealers (or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution) who (1) are participants in DTC and (2) have entered into written agreements with the Sponsor and the Trustee (each an “Authorized Participant”) can deposit palladium and receive Baskets of Shares in exchange. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of palladium represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account, either loco London or loco Zurich, with the required palladium deposit amount by the second business day in London or Zurich following the purchase order date. Upon receipt of the palladium deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the palladium deposit amount from the Authorized Participant Unallocated Account to the unallocated palladium account of the Trust established with the Custodian under the Unallocated Account Agreement between the Trustee and the Custodian (the “Trust Unallocated Account”) and the Trustee will direct the Depository Trust Company (the “DTC”) to credit the number of Baskets ordered to the Authorized Participant’s DTC account. Acting on standing instructions given by the Trustee, the Custodian will transfer the palladium deposit amount from the Trust Unallocated Account to the allocated palladium account of the Trust established with the Custodian under the Allocated Account Agreement between the Trustee and the Custodian (the “Trust Allocated Account”), by transferring specific palladium plates or ingots from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Trust’s Unallocated Account Agreement and Allocated Account Agreement are referred to collectively as the “Custody Agreements.”

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust not later than the second business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order (as explained under “Creation and Redemption Transaction Fee” below).

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

Redemption settlements including palladium deliveries loco London may be delayed longer than two, but no more than five, business days following the redemption order date. Additionally, if a loco swap or physical transfer is necessary to effect a loco London or loco Zurich redemption, the settlement of loco London or loco Zurich redemption deliveries may be delayed more than two, but not more than five, business days.

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

Change in Settlement Cycle

Pursuant to an SEC rule amendment adopted in March 2017, the standard settlement cycle for most securities transactions by broker-dealers was shortened from three business days after the trade date (“T+3 Settlement”) to two business days following the trade date (“T+2 Settlement”), effective as of September 5, 2017.  Consistent with the rule amendment, beginning on September 5, 2017, the creation and redemption processes for the Trust changed from T+3 Settlement to T+2 Settlement.  Creation and redemption orders placed before September 5, 2017 were not subject to this change.

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at c/o ETF Securities Limited, Ordnance House, 31 Pier Road, St. Helier, Jersey, JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Custodian’s Role

The Custodian is responsible for safekeeping of the Trust’s palladium deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodian and its other direct sub-custodians, if any. The Custodian facilitates the transfer of palladium in and out of the Trust through the unallocated palladium accounts it will maintain for each Authorized Participant and the unallocated and allocated palladium accounts it will maintain for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated palladium to be held in London. The Zurich Sub-Custodian holds at its Zurich, Switzerland vault premises that portion of the Trust’s allocated palladium to be held in Zurich on behalf of the Custodian. The Custodian is responsible for allocating specific plates or ingots of physical palladium to the Trust’s allocated palladium account. The Custodian provides the Trustee with regular reports detailing the palladium transfers in and out of the Trust’s unallocated and allocated palladium accounts and identifying the palladium plates or ingots held in the Trust’s allocated palladium account.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the palladium and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2017.

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

Custody of the Trust’s Palladium

Custody of the physical palladium deposited with and held by the Trust is provided by the Custodian at its London, England vaults and by the Zurich Sub-Custodian selected by the Custodian in its Zurich vaults and by other sub-custodians on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LPPM.

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

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of palladium in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian will or will require the Zurich Sub-Custodian to allocate palladium deposited in unallocated form with the Trust by selecting plates or ingots of palladium for deposit to the Trust Allocated Account. All physical palladium allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM.

The process of withdrawing palladium from the Trust for a redemption of a Basket will follow the same general procedure as for depositing palladium with the Trust for a creation of a Basket, only in reverse. Each transfer of palladium between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of palladium being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of palladium held in the Trust Unallocated Account as of the close of each business day. See “Deposit of Palladium; Issuance of Shares.” and “Withdrawal of Palladium; Redemption of Shares.”

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

Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares,  including substantial changes to the Code made in the recently enacted Tax Cuts and Jobs Act (P.L. 115-97).

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

Shareholders will be required to recognize a  gain or loss upon a sale of palladium by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes. As a result of the recently enacted Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

It is anticipated that the Shares will constitute “publicly offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, only Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

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

The Trust Agreement places no limit on the amount of palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of palladium. The global market for palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2005 and 2015, world palladium mine supply averaged 7.1 million ounces. In 2016, mine supply measured 6.6 million ounces. If the amount of palladium acquired by the Trust is large enough in relation to global palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of palladium unrelated to other factors affecting the global market for palladium. Such an impact could affect the price for palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

The LME PM Fix may prove unreliable.

Since December 1, 2014, the Trust has utilized the LME PM Fix as the benchmark price for valuing palladium held, received or delivered by the Trust. Prior to December 1, 2014, the Trust utilized the London afternoon palladium fix as its benchmark for valuation purposes. The London afternoon fix for palladium was the price of an ounce of palladium as set by four fixing members of the LPPM at approximately 2:00 PM, London time, on each working day and was widely accepted among palladium market participants. As of the close of business on November 30, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium to a subsidiary company of the LBMA and the administration of palladium price fixing mechanisms to the LME, which now results in, for the purposes of the Trust, the LME PM Fix. The LME has not operated this fixing process previously and the LME PM Fix may, among other things:

•	not behave over time like the London afternoon palladium fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London afternoon palladium fix;
•	result in delays or errors in the determination of a daily benchmark price of palladium; or
•	otherwise prove unreliable as a benchmark price.

If the LME PM Fix is unreliable for any reason, the price of palladium and the market price for the Shares may decline or be subject to greater volatility.

Additionally, any concern about the integrity or reliability of the LME PM Fix, even if later shown to be without merit, could disrupt trading in palladium and products using the LME PM Fix, such as the Shares. This could lead to less liquidity or greater price volatility for palladium and products using the LME PM Fix, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

Regulatory activity or lawsuits with respect to the historical methods of setting the prices of gold, silver, platinum and palladium, which were used prior to the adoption of the LBMA PM Gold Price in March 2015, the LBMA Silver Price in August 2014 and the LME PM Fix in December 2014, may impact market confidence in the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix.

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last four years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals) or could lead to less liquidity or greater price volatility for these metals and products that use these benchmark prices, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of palladium may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of palladium to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying palladium may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of palladium and may fall. Additionally, redemptions could be suspended for any period during which (1) the NYSE Arca is closed (other than customary weekend or holiday closings) or trading on the NYSE Arca is suspended or restricted, or (2) an emergency exists as a result of which delivery, disposal or evaluation of the gold is not reasonably practicable.

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

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors or approve amendments to the Trust Agreement, and do not receive dividends).

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

A decline in the automobile industry or a shift from gasoline-powered to electric vehicles may have the effect of causing a decline in the price of palladium and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use platinum and palladium, accounted for approximately 80% of the global demand in palladium in 2016.  Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand.  A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of palladium and the price of Shares.

The amount of palladium represented by each Share will decrease over the life of the Trust due to the recurring deliveries of palladium necessary to pay the Sponsor’s Fee in-kind and potential sales of palladium to pay in cash the Trust expenses not assumed by the Sponsor. Without increases in the price of palladium sufficient to compensate for that decrease, the price of the Shares will also decline proportionately over the life of the Trust.

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

The Custodian relies on its Zurich Sub-Custodian to hold the palladium allocated to the Trust Allocated Account and used to settle redemptions. As a result, settlement of palladium in connection with redemptions loco London may require more than two business days.

The Custodian is reliant on its Zurich Sub-Custodian to hold the palladium allocated to the Trust Allocated Account in order to effect redemption of Shares. As a result, in the case for redemption orders electing palladium deliveries to be received loco London, it may take longer than two business days for palladium to be credited to the Authorized Participant Unallocated Account, which may result in a delay of settlement of the redemption order that is settled loco London.

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

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, wilful misconduct, wilful malfeasance or reckless disregard on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

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

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2017 and December 31, 2016:

Fiscal Year Ended December 31, 2017: Quarter Ended
	High	Low
March 31, 2017	$77.49	$68.33
June 30, 2017	$85.95	$72.71
September 30, 2017	$93.76	$79.72
December 31, 2017	$102.14	$87.13

Fiscal Year Ended December 31, 2016: Quarter Ended
	High	Low
March 31, 2016	$58.25	$45.46
June 30, 2016	$60.15	$51.06
September 30, 2016	$69.64	$57.97
December 31, 2016	$73.76	$58.80

The number of outstanding Shares of the Trust as of February 21,  2018 were 2,500,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2017	$90.30	$83.86
September 2017	$93.76	$86.99
October 2017	$94.49	$87.13
November 2017	$98.16	$94.05
December 2017	$102.14	$93.88
January 2018	$107.13	$98.02

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the Reporting Period:

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2017	100,000	0.096
February 2017	-	-
March 2017	-	-
April 2017	100,000	0.096
May 2017	200,000	0.096
June 2017	100,000	0.096
July 2017	50,000	0.096
August 2017	50,000	0.096
September 2017	-	-
October 2017	50,000	0.095
November 2017	100,000	0.095
December 2017	50,000	0.095
Total	800,000	0.096

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2016	150,000	0.096
February 2016	-	-
March 2016	150,000	0.096
April 2016	50,000	0.096
May 2016	50,000	0.096
June 2016	100,000	0.096
July 2016	150,000	0.096
August 2016	100,000	0.096
September 2016	-	-
October 2016	-	-
November 2016	250,000	0.096
December 2016	100,000	0.096
Total	1,100,000	0.096

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$241,679	$178,342	$184,779	$410,663	$463,598
Total gain / (loss) on palladium	$91,808	$41,126	$(103,797)	$57,930	$15,225
Change in net assets from operations	$90,530	$40,026	$(105,575)	$54,947	$11,928
Weighted average number of Shares	2,559,726	3,114,344	4,350,137	6,346,438	7,721,918
Net increase / (decrease) in net assets per Share	$35.37	$12.85	$(24.27)	$8.66	$1.54
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

The Trust issues and redeems Shares only in exchange for palladium, only in aggregations of 50,000 Shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers (or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution) that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”).

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PALL.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding palladium price (per 1/10 of an oz. of palladium) since inception:

NAV per Share vs. 1/10th Palladium Fix from December 30, 2009 (the Date of Inception) to December 31, 2017

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

	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$)
Investment in palladium - cost	$155,318	$169,185	$218,668
Unrealized gain / (loss) on investment in palladium	86,361	9,157	(33,889)
Investment in palladium - fair value	$241,679	$178,342	$184,779

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the palladium and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At December 31, 2017 and 2016, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$)
Total gain / (loss) on palladium	$91,808	$41,126	$(103,797)
Change in net assets from operations	$90,530	$40,026	$(105,575)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2017

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the palladium owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased  from $178,251,768 at December 31, 2016 to $241,554,950 at December 31, 2017, a 35.51% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 56.21% from $676.00 at December 31, 2016 to $1,056.00 at December 31, 2017.

There was a decrease in outstanding Shares, which fell from 2,750,000 Shares at December 31, 2016 to 2,400,000 Shares at December 31, 2017, a result of 450,000 Shares (9 Baskets) being created and 800,000 Shares (16 Baskets) being redeemed during the year.

The NAV per Share increased 55.28% from $64.82 at December 31, 2016 to $100.65 at December 31, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,278,403 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $100.75 at December 28, 2017 was the highest during the year, compared with a low of $67.69 at January 3, 2017.

The increase in net assets from operations for the year ended December 31, 2017 was $90,529,141, resulting from a  realized gain of $266,270 on the transfer of palladium to pay expenses, a realized gain of $14,336,727 on palladium distributed for the redemption of Shares and change in unrealized gain on investment in palladium of $77,204,547 offset by the Sponsor’s Fee of $1,278,403. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2017.

The year ended December 31, 2016

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

Item 8. Financial Statements and Supplementary Data - (Unaudited)

Quarterly Income Statements

Year ended December 31, 2017
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$292	$301	$330	$355	$1,278
Total Expenses	292	301	330	355	1,278

Net investment loss	(292)	(301)	(330)	(355)	(1,278)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	34	54	78	100	266
Realized gain on palladium distributed for the redemption of Shares	1,138	5,315	1,865	6,019	14,337
Change in unrealized gain on investment in palladium	30,623	4,035	20,188	22,359	77,205
Total gain on palladium	31,795	9,404	22,131	28,478	91,808

Change in net assets from operations	$31,503	$9,103	$21,801	$28,123	$90,530

Net increase in net assets per Share	$11.85	$3.49	$8.71	$11.39	$35.37

Weighted average number of shares	2,658,889	2,609,341	2,503,804	2,469,565	2,559,726

Year ended December 31, 2016
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$253	$270	$298	$279	$1,100
Total Expenses	253	270	298	279	1,100

Net investment loss	(253)	(270)	(298)	(279)	(1,100)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on palladium transferred to pay expenses	(63)	(33)	(4)	18	(82)
Realized (loss) / gain on palladium distributed for the redemption of Shares	(3,768)	(1,297)	638	2,590	(1,837)
Change in unrealized gain / (loss) on investment in palladium	10,255	7,602	38,972	(13,784)	43,045
Total gain / (loss) on palladium	6,424	6,272	39,606	(11,176)	41,126

Change in net assets from operations	$6,171	$6,002	$39,308	$(11,455)	$40,026

Net increase / (decrease) in net assets per Share	$1.86	$1.86	$12.96	$(3.97)	$12.85

Weighted average number of shares	3,322,527	3,222,527	3,033,696	2,882,065	3,114,344

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2017.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
ETFS Palladium Trust:

Opinion on Internal Control Over Financial Reporting

We have audited ETFS Palladium Trust’s (the Trust) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations and changes in net assets, and the related notes (collectively, the financial statements) and financial highlights for each of the years in the three-year period ended December 31, 2017, and our report dated February 26, 2018 expressed an unqualified opinion on those financial statements and financial highlights.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements and financial highlights for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements and financial highlights in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements and financial highlights.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/KPMG LLP

New York, New York
February 26, 2018

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited. He is the founder and chairman of ten other companies issuing exchange-traded products: Gold Bullion Securities Limited, ETFS Metal Securities Australia Limited (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Equity Securities Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Limited in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $20 billion. He is also a director of ETFS Management (AUS) Limited in Australia. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Mr. Tuckwell was awarded with the Degree of Doctor from Australia National University, honoris causa.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. He is also a non-executive director and the Compliance Officer of ETFS Metal Securities Limited, Gold Bullion Securities Limited, ETFS Oil Securities Limited, ETFS Commodity Securities Limited, ETFS Hedged Commodity Securities Limited, ETFS Foreign Exchange Limited, ETFS Hedged Metal Securities Limited, Swiss Commodity Securities Limited and ETFS Equity Securities Limited in Jersey. Mr. Foulds is a Chartered Accountant (FCA), having previously worked for and trained with Deloitte, Jersey. He has over fifteen years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Item 11. Executive Compensation.

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2017, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	% of Class
BlackRock, Inc. (1)
40 East 52nd Street
New York, NY 10022	581,721	24.2%
Proficio Capital Partners LLC
One Gateway Center
300 Washington Street Suite 601
Newton, MA 02458	138,046	5.8%

(1) Based on a review of the Schedule 13G filed by BlackRock, Inc. on January 23, 2018.  The Schedule 13G discloses that BlackRock,Inc. had sole voting power and sole dispositive power as to 581,721 Shares.

Security Ownership of Management

Not applicable.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Audit fees - KPMG	$50,160	$57,000
Audit related fees - KPMG	18,000	8,000
Audit related fees - Deloitte	6,000	4,000
	$74,160	$69,000

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP and Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approval Policies and Procedures

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

4.2

Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

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

Item 16. Form 10-K Summary

Not applicable.

.

ETFS PALLADIUM TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
ETFS Palladium Trust:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of ETFS Palladium Trust (the “Trust”), including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2017. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2017, and financial highlights for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audits provide a reasonable basis for our opinion.

/s/KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 26, 2018

ETFS PALLADIUM TRUST

Statements of Assets and Liabilities
At December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: December 31, 2017: $155,318; December 31, 2016: $169,185)	$241,679	$178,342
Total assets	241,679	178,342

LIABILITIES
Fees payable to Sponsor	124	90
Total Liabilities	124	90

NET ASSETS (1)	$241,555	$178,252

(1)Shares issued and outstanding at December 31, 2017 were 2,400,000 and at December 31, 2016 were 2,750,000.   Net asset value per share at December 31, 2017 was $100.65 and at  December 31, 2016 was $64.82.

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Schedules  of Investments
At December 31, 2017 and 2016

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	228,863.1	$155,318	$241,679	100.05%
Total investment in palladium	228,863.1	$155,318	$241,679	100.05%
Less liabilities			(124)	(0.05)%
Net assets			$241,555	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	263,819.3	$169,185	$178,342	100.05%
Total investment in palladium	263,819.3	$169,185	$178,342	100.05%
Less liabilities			(90)	(0.05)%
Net assets			$178,252	100.00%

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statements of Operations
For the years ended December 31, 2017, 2016 and 2015

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,278	$1,100	$1,778
Total expenses	1,278	1,100	1,778

Net investment loss	(1,278)	(1,100)	(1,778)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on palladium transferred to pay expenses	266	(82)	183
Realized gain / (loss) on palladium distributed for the redemption of Shares	14,337	(1,837)	5,055
Change in unrealized gain / (loss) on investment in palladium	77,205	43,045	(109,035)
Total gain / (loss) on palladium	91,808	41,126	(103,797)

Change in net assets from operations	$90,530	$40,026	$(105,575)

Net increase / (decrease) in net assets per Share	$35.37	$12.85	$(24.27)

Weighted average number of Shares	2,559,726	3,114,344	4,350,137

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2017, 2016 and 2015

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	2,750,000	$178,252
Net investment loss		(1,278)
Realized gain on investment in palladium		14,603
Change in unrealized gain on investment in palladium		77,205
Creations	450,000	37,402
Redemptions	(800,000)	(64,629)
Closing balance at December 31, 2017	2,400,000	$241,555

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	3,450,000	$182,043
Net investment loss		(1,100)
Realized loss on investment in palladium		(1,919)
Change in unrealized gain on investment in palladium		43,045
Creations	400,000	22,809
Redemptions	(1,100,000)	(66,626)
Closing balance at December 31, 2016	2,750,000	$178,252

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	5,150,000	$398,834
Net investment loss		(1,778)
Realized gain on investment in palladium		5,238
Change in unrealized loss on investment in palladium		(109,035)
Change in unrealized loss on unsettled creations or redemptions		(190)
Creations	150,000	7,799
Redemptions	(1,850,000)	(118,825)
Closing balance at December 31, 2015	3,450,000	$182,043

See Notes to the Financial Statements.

ETFS PALLADIUM TRUST

Financial Highlights
For the years ended December 31, 2017, 2016 and 2015

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$64.82	$52.77	$77.44
Income from investment operations:
Net investment loss	(0.50)	(0.35)	(0.41)
Total realized and unrealized gains or losses on investment in palladium	36.33	12.40	(24.26)
Change in net assets from operations	35.83	12.05	(24.67)

Net asset value per Share at end of year	$100.65	$64.82	$52.77

Weighted average number of shares	2,559,726	3,114,344	4,350,137

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value	55.28%	22.83%	(31.86)%

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

Once the value of palladium has been determined, the Net Asset Value (the “NAV”) is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the palladium and all other assets held by the Trust.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2017	December 31, 2016

Level 2
Investment in palladium	$241,679	$178,342

There were no re-allocations or transfers between levels during the years ended December 31, 2017 or 2016.

2.3 Palladium Receivable or Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of the palladium was transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of the palladium is transferred within two business days of the trade date.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective as of September 5, 2017, the typical settlement period for Shares is two business days. Prior to September 5, 2017, the typical settlement period was three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When palladium is exchanged in settlement of redemption, it is considered a sale of palladium for financial statement purposes.

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

2.6. Investment in Palladium

Changes in ounces of palladium and the respective values for the years ended December 31, 2017 and 2016 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2017	December 31, 2016
Ounces of palladium
Opening balance	263,819.3	337,804.6
Creations	43,021.8	38,467.6
Redemptions	(76,489.4)	(110,603.9)
Transfers of palladium to pay expenses	(1,488.6)	(1,849.0)
Closing balance	228,863.1	263,819.3

Investment in palladium
Opening balance	$178,342	$184,779
Creations	37,402	22,809
Redemptions	(64,629)	(69,265)
Realized gain / (loss) on palladium distributed for the redemption of Shares	14,337	(1,837)
Transfers of palladium to pay expenses	(1,244)	(1,107)
Realized gain / (loss) on palladium transferred to pay expenses	266	(82)
Change in unrealized gain on investment in palladium	77,205	43,045
Closing balance	$241,679	$178,342

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

For the year ended December 31, 2017 the Sponsor’s Fee was $1,278,403  (December 31, 2016:  $1,099,935; December 31, 2015:  $1,777,708).

At December 31, 2017, the fees payable to the Sponsor were $124,409  (December 31, 2016: $89,977).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2017 and 2016.

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

4. Concentration of Risk

The Trust’s sole business activity is the investment in palladium, and substantially all the Trust’s assets are holdings of palladium which creates a concentration risk associated with fluctuations in the price of palladium. Several factors could affect the price of palladium, including: (i) global palladium supply and demand, which is influenced by factors such as production and cost levels in major palladium-producing countries, recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand. Sales of existing stockpiles of palladium have been a key source of supply and are likely to be exhausted soon, placing a higher burden on new mine supply; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that palladium will maintain its long-term value in terms of purchasing power in the future. In the event that the price of palladium declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

5. Indemnification

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees, and affiliates) is indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith, willful malfeasance or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: February 26, 2018	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2018	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.