Form 10-K/A
period 2017-12-31
ETFS PALLADIUM TRUST
filed 2018-02-28
CIK 1459862

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

As of February 21, 2018, ETFS Palladium Trust has 2,500,000 ETFS Physical Palladium Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 (“the Amendment”) to the ETFS Palladium Trust’s Annual Report on Form 10-K for the year ended December 31, 2017, which was originally filed with the Securities and Exchange Commission on February 27, 2018 (“the Original Filing”).  This Amendment is being filed solely to amend the dates of the opinions of KPMG LLP within Part II, Part IV and Exhibit 23.1 which were incorrect in the Original Filing.

No other change is made to the Original Filing. This Amendment does not purport to provide an update or a discussion of any other developments subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

PART II

Item 9A. Controls and Procedures

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations and changes in net assets, and the related notes (collectively, the financial statements) and financial highlights for each of the years in the three-year period ended December 31, 2017, and our report dated February 23, 2018 expressed an unqualified opinion on those financial statements and financial highlights.

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

/s/KPMG LLP

New York, New York
February 23, 2018

PART IV

Item 15. Exhibits, Financial Statement Schedules

3. Exhibits

Exhibit No.	Description
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

Financial Statements

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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
February 23, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: February 28, 2018	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2018	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.