Form 10-Q
period 2018-03-31
ETFS PALLADIUM TRUST
filed 2018-05-04
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Yes ☐ No ☒

As of May  1, 2018, ETFS Palladium Trust had 2,400,000 ETFS Physical Palladium Shares outstanding.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

ETFS PALLADIUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: March 31, 2018: $166,734; December 31, 2017: $155,318)	$230,903	$241,679
Total assets	230,903	241,679

LIABILITIES
Fees payable to Sponsor	118	124
Total Liabilities	118	124

NET ASSETS (1)	$230,785	$241,555

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2018 were 2,500,000 and at December 31, 2017 were 2,400,000. Net asset values per Share at March 31, 2018 and December 31, 2017  were $92.32 and $100.65, respectively.

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Schedules of Investments
At March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	238,044.7	$166,734	$230,903	100.05%
Total investment in palladium	238,044.7	$166,734	$230,903	100.05%
Less liabilities			(118)	(0.05)%
Net assets			$230,785	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	228,863.1	$155,318	$241,679	100.05%
Total investment in palladium	228,863.1	$155,318	$241,679	100.05%
Less liabilities			(124)	(0.05)%
Net assets			$241,555	100.00%

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2018 and 2017

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$357	$292
Total expenses	357	292

Net investment loss	(357)	(292)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	127	34
Realized gain on palladium distributed for the redemption of Shares	1,674	1,138
Change in unrealized (loss) / gain on investment in palladium	(22,191)	30,623
Total (loss) / gain on investment in palladium	(20,390)	31,795

Change in net assets from operations	$(20,747)	$31,503

Net (decrease) / increase in net assets per Share	$(8.44)	$11.85

Weighted average number of Shares	2,458,333	2,658,889

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Statements of Changes in Net Assets
For the three months ended March 31, 2018 (Unaudited) and the year ended December 31, 2017

	Three Months Ended March 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	2,400,000	$241,555
Net investment loss		(357)
Realized gain on investment in palladium		1,801
Change in unrealized loss on investment in palladium		(22,191)
Creations	150,000	14,926
Redemptions	(50,000)	(4,949)
Closing balance at March 31, 2018	2,500,000	$230,785

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	2,750,000	$178,252
Net investment loss		(1,278)
Realized gain on investment in palladium		14,603
Change in unrealized gain on investment in palladium		77,205
Creations	450,000	37,402
Redemptions	(800,000)	(64,629)
Closing balance at December 31, 2017	2,400,000	$241,555

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2018 and 2017

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$100.65	$64.82
Income from investment operations:
Net investment loss	(0.15)	(0.11)
Total realized and unrealized gains or losses on investment in palladium	(8.18)	11.69
Change in net assets from operations	(8.33)	11.58

Net asset value per Share at end of period	$92.32	$76.40

Weighted average number of shares	2,458,333	2,658,889

Expense ratio (1)	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%

Total return, at net asset value (2)	(8.28)%	17.86%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Notes to the Financial Statements

1. Organization

The ETFS Palladium Trust (the “Trust”) is an investment trust formed on December 30, 2009 (the “Date of Inception”), under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds palladium bullion and issues ETFS Physical Palladium Shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Asset Management Inc. (“AAMI”), a Delaware corporation. As a result of the sale, AAMI became the sole member of the Sponsor. AAMI is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2018 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At March 31, 2018, approximately 59% of the Trust’s palladium was held by the Zurich Sub-Custodian.

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

The LME is responsible for the administration of the electronic palladium price fixing system (“LMEbullion”) that replicates electronically the previous manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the” LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”).

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2018	December 31, 2017

Level 2
Investment in palladium	$230,903	$241,679

There were no transfers between levels during the three months ended March 31, 2018, or the year ended December 31, 2017.

2.3.  Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of palladium is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of palladium is transferred within two business days of the trade date.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2018 and December 31, 2017.

ETFS PALLADIUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6.  Investment in Palladium

Changes in ounces of palladium and their respective values for the three months ended March 31, 2018 and for the year ended December 31, 2017 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2018	December 31, 2017
Ounces of palladium
Opening balance	228,863.1	263,819.3
Creations	14,288.0	43,021.8
Redemptions	(4,763.0)	(76,489.4)
Transfers of palladium to pay expenses	(343.4)	(1,488.6)
Closing balance	238,044.7	228,863.1

Investment in palladium
Opening balance	$241,679	$178,342
Creations	14,926	37,402
Redemptions	(4,949)	(64,629)
Realized gain on palladium distributed for the redemption of Shares	1,674	14,337
Transfers of palladium to pay expenses	(363)	(1,244)
Realized gain on palladium transferred to pay expenses	127	266
Change in unrealized (loss) / gain on investment in palladium	(22,191)	77,205
Closing balance	$230,903	$241,679

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

For the three months ended March 31, 2018 and 2017, the Sponsor’s Fee was $357,192 and $291,896, respectively.

At March 31, 2018 and at December 31, 2017, the fees payable to the Sponsor were $117,990 and $124,409, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2018 and 2017.

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

4. Concentration of Risk

The Trust’s sole business activity is the investment in palladium and substantially all the Trust’s assets are holdings of palladium, which creates a concentration of risk associated with fluctuations in the price of palladium. Several factors could affect the price of palladium, including: (i) global palladium supply and demand, which is influenced by such factors as production and cost levels in major palladium-producing countries,  recycling, autocatalyst demand, industrial demand, jewelry demand, investment demand and sales of existing stockpiles of palladium; (ii) currency exchange rates; (iii) interest rates; (iv) investment and trading activities of hedge funds and commodity funds; and (v) global or regional political, economic or financial events and situations. In addition, there is no assurance that palladium will maintain its long-term value in terms of purchasing power in the future. In the event that the price of palladium declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

5. Indemnification

Under the Trust’s organizational documents, the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) are indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith, willful misconduct or willful malfeasance on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

The TuThe Quarter Ended March 31, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $241,554,950 at December 31, 2017 to $230,785,271 at March 31, 2018, a 4.46% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a  decrease in the price per ounce of palladium, which fell 8.14% from $1,056.00 at December 31, 2017 to $970.00 at March 31, 2018.

There was an increase in outstanding Shares, which rose from 2,400,000 Shares at December 31, 2017 to 2,500,000 Shares at March 31, 2018, a result of 150,000 Shares (3 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the quarter.

The NAV per Share decreased 8.28% from $100.65 at December 31, 2017 to $92.32 at March 31, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was  $357,192 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $105.95 at January 19, 2018 was the highest during the quarter, compared with a low of $92.30 at February 9, 2018.

The decrease in net assets from operations for the quarter ended March 31, 2018 was $20,747,261, resulting from a realized gain of $127,144 on the transfer of palladium to pay expenses and a realized gain of $1,674,233 on palladium distributed for the redemption of Shares,  offset by a change in unrealized loss on investment in palladium of $22,191,446,  and the Sponsor’s Fee of $357,192. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At March 31, 2018 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2018, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PALLADIUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2018:

3 Baskets were created.

1 Basket  was redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	palladium per Share
January 2018	-	-	-
February 2018	1	50,000	0.095
March 2018	-	-	-
	1	50,000	0.095

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Palladium Trust
(Registrant)

Date: May 3, 2018	/s/ Christopher Demetriou
Christopher Demetriou*
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2018	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.