Form 10-Q
period 2018-06-30
ETFS PALLADIUM TRUST
filed 2018-08-09
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

Commission File Number: 001-34589

ETFS PALLADIUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

c/o ETF Securities USA LLC
712 Fifth Avenue – 49th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(844)  383-7289

c/o ETF Securities USA LLC

405 Lexington Avenue

New York, NY 10174

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

As of August 1, 2018, ETFS Palladium Trust had 1,500,000 ETFS Physical Palladium Shares outstanding.

ETFS PALLADIUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

ETFS PALLADIUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: June 30, 2018: $108,535; December 31, 2017: $155,318)	$145,165	$241,679
Total assets	145,165	241,679

LIABILITIES
Fees payable to Sponsor	269	124
Total Liabilities	269	124

NET ASSETS (1)	$144,896	$241,555

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2018 were 1,600,000 and at December 31, 2017 were 2,400,000. Net asset values per Share at June 30, 2018 and December 31, 2017  were $90.56 and $100.65, respectively.

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Schedules of Investments
At June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	152,323.9	$108,535	$145,165	100.19%
Total investment in palladium	152,323.9	$108,535	$145,165	100.19%
Less liabilities			(269)	(0.19)%
Net assets			$144,896	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	228,863.1	$155,318	$241,679	100.05%
Total investment in palladium	228,863.1	$155,318	$241,679	100.05%
Less liabilities			(124)	(0.05)%
Net assets			$241,555	100.00%

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Statements of Operations (Unaudited)
For the three and six months ended June 30, 2018 and 2017

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$275	$301	$632	$593
Total expenses	275	301	632	593

Net investment loss	(275)	(301)	(632)	(593)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	89	54	216	88
Realized gain on palladium distributed for the redemption of Shares	24,563	5,315	26,237	6,453
Change in unrealized (loss) / gain on investment in palladium	(27,540)	4,035	(49,731)	34,658
Total (loss) / gain on investment in palladium	(2,888)	9,404	(23,278)	41,199

Change in net assets from operations	$(3,163)	$9,103	$(23,910)	$40,606

Net (decrease) / increase in net assets per Share	$(1.61)	$3.49	$(10.82)	$15.42

Weighted average number of Shares	1,963,187	2,609,341	2,209,392	2,633,978

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Statements of Changes in Net Assets
For the six months ended June 30, 2018 (Unaudited) and the year ended December 31, 2017

	Six Months Ended June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	2,400,000	$241,555
Net investment loss		(632)
Realized gain on investment in palladium		26,453
Change in unrealized loss on investment in palladium		(49,731)
Creations	250,000	24,277
Redemptions	(1,050,000)	(97,026)
Closing balance at June 30, 2018	1,600,000	$144,896

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	2,750,000	$178,252
Net investment loss		(1,278)
Realized gain on investment in palladium		14,603
Change in unrealized gain on investment in palladium		77,205
Creations	450,000	37,402
Redemptions	(800,000)	(64,629)
Closing balance at December 31, 2017	2,400,000	$241,555

See Notes to the Financial Statements

ETFS PALLADIUM TRUST

Financial Highlights (Unaudited)
For the three and six months ended June 30, 2018 and 2017

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$92.32	$76.40	$100.65	$64.82
Income from investment operations:
Net investment loss	(0.14)	(0.12)	(0.29)	(0.23)
Total realized and unrealized gains or losses on investment in palladium	(1.62)	4.12	(9.80)	15.81
Change in net assets from operations	(1.76)	4.00	(10.09)	15.58

Net asset value per Share at end of period	$90.56	$80.40	$90.56	$80.40

Weighted average number of shares	1,963,187	2,609,341	2,209,392	2,633,978

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value (2)	(1.91)%	5.24%	(10.02)%	24.04%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2018 and 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At June 30, 2018, approximately 59% of the Trust’s palladium was held by the Zurich Sub-Custodian.

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

The LME is responsible for the administration of the electronic palladium price fixing system (“LMEbullion”) that replicates electronically the manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the” LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”).

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2018	December 31, 2017

Level 2
Investment in palladium	$145,165	$241,679

There were no transfers between levels during the six months ended June 30, 2018, or the year ended December 31, 2017.

2.3.  Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of palladium is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of palladium is transferred within two business days of the trade date.  At June 30, 2018, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2018 and December 31, 2017.

ETFS PALLADIUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6.  Investment in Palladium

Changes in ounces of palladium and their respective values for the six months ended June 30, 2018 and for the year ended December 31, 2017 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2018	December 31, 2017
Ounces of palladium
Opening balance	228,863.1	263,819.3
Creations	23,800.7	43,021.8
Redemptions	(99,874.8)	(76,489.4)
Transfers of palladium to pay expenses	(465.1)	(1,488.6)
Closing balance	152,323.9	228,863.1

Investment in palladium
Opening balance	$241,679	$178,342
Creations	24,277	37,402
Redemptions	(97,026)	(64,629)
Realized gain on palladium distributed for the redemption of Shares	26,237	14,337
Transfers of palladium to pay expenses	(487)	(1,244)
Realized gain on palladium transferred to pay expenses	216	266
Change in unrealized (loss) / gain on investment in palladium	(49,731)	77,205
Closing balance	$145,165	$241,679

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

For the three months ended June 30, 2018 and 2017, the Sponsor’s Fee was $274,820 and $301,354, respectively.  For the six months ended June 30, 2018 and 2017, the Sponsor’s Fee was $632,012 and $593,250, respectively.

At June 30, 2018 and at December 31, 2017, the fees payable to the Sponsor were $268,312 and $124,409, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2018 and 2017.

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

ETFS PALLADIUM TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements may relate to the Trust’s financial condition, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

The Quarter Ended June 30, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $230,785,271 at March 31, 2018 to $144,896,332 at June 30, 2018, a 37.22% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a  decrease in the price per ounce of palladium, which fell 1.75% from $970.00 at March 31, 2018 to $953.00 at June 30, 2018.

There was a decrease in outstanding Shares, which fell from 2,500,000 Shares at March 31, 2018 to 1,600,000 Shares at June 30, 2018, a result of 100,000 Shares (2 Baskets) being created and 1,000,000 Shares (20 Basket) being redeemed during the quarter.

The NAV per Share decreased 1.91% from $92.32 at March 31, 2018 to $90.56 at June 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was  $274,820 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $98.56 at April 19, 2018 was the highest during the quarter, compared with a low of $86.50 at April 6, 2018.

The decrease in net assets from operations for the quarter ended June 30, 2018 was $3,162,938, resulting from a realized gain of $88,508 on the transfer of palladium to pay expenses and a realized gain of $24,562,433 on palladium distributed for the redemption of Shares,  offset by a change in unrealized loss on investment in palladium of $27,539,059,  and the Sponsor’s Fee of $274,820. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2018.

The Six Months Ended June 30, 2018

The Trust’s NAV decreased  from $241,554,951 at December 31, 2017 to $144,896,332 at June 30, 2018, a 40.02% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 2,400,000 Shares at December 31, 2017 to 1,600,000 Shares at June 30, 2018, a result of 250,000 Shares (5 Baskets) being created and 1,050,000 Shares (21 Baskets) being redeemed during the period and a decrease in the price per ounce of palladium, which fell 9.75% from $1,056.00 at December 31, 2017 to $953.00 at June 30, 2018.

The NAV per Share decreased 10.02% from $100.65 at December 31, 2017 to $90.56 at June 30, 2018. The Trust’s NAV per Share decreased slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $632,012 for the six months ended June 30, 2018,  or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $105.95 at January 19, 2018 was the highest during the period, compared with a low of $86.50 at April 6, 2018.

The decrease in net assets from operations for the six months ended June 30, 2018 was $23,910,199, resulting from a change in unrealized loss on investment of palladium of $49,730,505, a realized gain of $215,652 on the transfer of palladium to pay expenses, a realized gain of $26,236,666 on palladium distributed for the redemption of Shares, and the Sponsor’s Fee of $632,012. Other than the Sponsor’s Fee, the Trust had no expenses during the six months ended June 30, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At June 30, 2018 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2018, the Trust’s disclosure controls and procedures were effective.

As discussed in Note 1 of the financial statements, effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to AAMI. While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal period ended June 30, 2018.  There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PALLADIUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2018:

2 Baskets were created.

20 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	palladium per Share
April 2018	4	200,000	0.095
May 2018	14	700,000	0.095
June 2018	2	100,000	0.095
	20	1,000,000	0.095

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

ETF SECURITIES USA LLC

Date: August 9, 2018	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.