Form 10-Q
period 2018-09-30
Aberdeen Standard Palladium ETF Trust
filed 2018-11-09
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

Commission File Number: 001-34589

ABERDEEN STANDARD PALLADIUM ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(844) 383-7289

ETFS Palladium Trust

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

As of November 7, 2018,  Aberdeen Standard Palladium ETF Trust had 1,400,000 Aberdeen Standard Physical Palladium Shares ETF outstanding.

ABERDEEN STANDARD PALLADIUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: September 30, 2018: $94,652; December 31, 2017: $155,318)	$145,394	$241,679
Total assets	145,394	241,679

LIABILITIES
Fees payable to Sponsor	72	124
Total Liabilities	72	124

NET ASSETS (1)	$145,322	$241,555

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2018 were 1,400,000 and at December 31, 2017 were 2,400,000. Net asset values per Share at September 30, 2018 and December 31, 2017 were $103.80 and $100.65, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Schedules of Investments
At September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	132,901.1	$94,652	$145,394	100.05%
Total investment in palladium	132,901.1	$94,652	$145,394	100.05%
Less liabilities			(72)	(0.05)%
Net assets			$145,322	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	228,863.1	$155,318	$241,679	100.05%
Total investment in palladium	228,863.1	$155,318	$241,679	100.05%
Less liabilities			(124)	(0.05)%
Net assets			$241,555	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2018 and 2017

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$210	$330	$842	$923
Total expenses	210	330	842	923

Net investment loss	(210)	(330)	(842)	(923)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	52	78	268	166
Realized gain on palladium distributed for the redemption of Shares	3,914	1,865	30,150	8,318
Change in unrealized gain / (loss) on investment in palladium	14,111	20,188	(35,619)	54,846
Total gain / (loss) on investment in palladium	18,077	22,131	(5,201)	63,330

Change in net assets from operations	$17,867	$21,801	$(6,043)	$62,407

Net increase / (decrease) in net assets per Share	$12.11	$8.71	$(3.08)	$24.09

Weighted average number of Shares	1,475,000	2,503,804	1,961,905	2,590,110

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Changes in Net Assets
For the nine months ended September 30, 2018 (Unaudited) and the year ended December 31, 2017

	Nine Months Ended September 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	2,400,000	$241,555
Net investment loss		(842)
Realized gain on investment in palladium		30,418
Change in unrealized loss on investment in palladium		(35,619)
Creations	250,000	24,277
Redemptions	(1,250,000)	(114,467)
Closing balance at September 30, 2018	1,400,000	$145,322

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	2,750,000	$178,252
Net investment loss		(1,278)
Realized gain on investment in palladium		14,603
Change in unrealized gain on investment in palladium		77,205
Creations	450,000	37,402
Redemptions	(800,000)	(64,629)
Closing balance at December 31, 2017	2,400,000	$241,555

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Financial Highlights (Unaudited)
For the three and nine months ended September 30, 2018 and 2017

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$90.56	$80.40	$100.65	$64.82
Income from investment operations:
Net investment loss	(0.14)	(0.13)	(0.43)	(0.36)
Total realized and unrealized gains or losses on investment in palladium	13.38	8.98	3.58	24.79
Change in net assets from operations	13.24	8.85	3.15	24.43

Net asset value per Share at end of period	$103.80	$89.25	$103.80	$89.25

Weighted average number of shares	1,475,000	2,503,804	1,961,905	2,590,110

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value (2)	14.62%	11.01%	3.13%	37.69%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Palladium ETF Trust (the “Trust”), formerly known as ETFS Palladium Trust prior to October 1, 2018, is an investment trust formed on December 30, 2009 (the “Date of Inception”), under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018, and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds palladium bullion and issues Aberdeen Standard Physical Palladium Shares ETF (“Shares”), formerly known as ETFS Physical Palladium Shares prior to October 1, 2018, (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Asset Management Inc. (“AAMI”), a Delaware corporation. As a result of the sale, AAMI became the sole member of the Sponsor. AAMI is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2018 and 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At September 30, 2018, approximately 59% of the Trust’s palladium was held by the Zurich Sub-Custodian.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2018	December 31, 2017

Level 2
Investment in palladium	$145,394	$241,679

There were no transfers between levels during the nine months ended September 30, 2018, or the year ended December 31, 2017.

2.3. Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of palladium is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of palladium is transferred within two business days of the trade date.  At September 30, 2018, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2018 and December 31, 2017.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Palladium

Changes in ounces of palladium and their respective values for the nine months ended September 30, 2018 and for the year ended December 31, 2017 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2018	December 31, 2017
Ounces of palladium
Opening balance	228,863.1	263,819.3
Creations	23,800.7	43,021.8
Redemptions	(118,869.0)	(76,489.4)
Transfers of palladium to pay expenses	(893.7)	(1,488.6)
Closing balance	132,901.1	228,863.1

Investment in palladium
Opening balance	$241,679	$178,342
Creations	24,277	37,402
Redemptions	(114,467)	(64,629)
Realized gain on palladium distributed for the redemption of Shares	30,150	14,337
Transfers of palladium to pay expenses	(894)	(1,244)
Realized gain on palladium transferred to pay expenses	268	266
Change in unrealized (loss) / gain on investment in palladium	(35,619)	77,205
Closing balance	$145,394	$241,679

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

For the three months ended September 30, 2018 and 2017, the Sponsor’s Fee was $210,347 and $329,748, respectively.  For the nine months ended September 30, 2018 and 2017, the Sponsor’s Fee was $842,359 and $922,997, respectively.

At September 30, 2018 and at December 31, 2017, the fees payable to the Sponsor were $71,899 and $124,409, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2018 and 2017.

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

2.8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified other than the following:

Effective October 1, 2018, the name of the Trust changed from ETFS Palladium Trust to Aberdeen Standard Palladium ETF Trust, and the name of the Shares issuable by the Trust changed from ETFS Physical Palladium Shares to Aberdeen Standard Physical Palladium Shares ETF. In addition, the name of the Trust’s Sponsor changed from ETF Securities USA LLC to Aberdeen Standard Investments ETFs Sponsor LLC. In connection with the Trust’s name change, the Trust’s CUSIP number changed to 003262102.

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which has an effective date of November 5, 2018. The Sponsor has evaluated the effect that the Rule will have on the Trust’s 10-Q and has determined that the Rule will not have a significant impact on the presentation or disclosures in the Trust’s September 30, 2018 10-Q. The Sponsor has elected to forego the changes for the current interim reporting period, and will adopt the changes in the Trust’s 10-Q for the period ended March 31, 2019.

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

4. Concentration of Risk

The Trust’s sole business activity is the investment in palladium and substantially all the Trust’s assets are holdings of palladium, which creates a concentration of risk associated with fluctuations in the price of palladium. Several factors could affect the price of palladium, including: (i) global palladium supply and demand, which is influenced by such factors as production and cost levels in major palladium-producing countries, recycling, autocatalyst demand, industrial demand, jewelry demand, investment demand.  Sales of existing stockpiles of palladium have been a key source of supply and are likely to be exhausted soon, placing a higher burden on new mine supply;  (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that palladium will maintain its long-term value in terms of purchasing power in the future. In the event that the price of palladium declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

Recent Events

On September 20, 2018, the Sponsor entered into an Amendment to the Trust Agreement with the Trustee (the “DTA Amendment”), effective as of October 1, 2018.  The DTA Amendment reflects the changed name of the Trust from ETFS Palladium Trust to Aberdeen Standard Palladium ETF Trust, the changed name of the Shares from ETFS Physical Palladium Shares to Aberdeen Standard Physical Palladium Shares ETF, and the changed name of the Sponsor from ETF Securities USA LLC to Aberdeen Standard Investments ETFs Sponsor LLC (collectively, the “Name Changes”).  No other material changes to the Trust Agreement were made in connection with the Name Changes.

The Quarter Ended September 30, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $144,896,332 at June 30, 2018 to $145,321,877 at September 30, 2018, a 0.29% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 14.80% from $953.00 at June 30, 2018 to $1,094.00 at September 30, 2018.

There was a decrease in outstanding Shares, which fell from 1,600,000 Shares at June 30, 2018 to 1,400,000 Shares at September 30, 2018, a result of 200,000 Shares (4 Baskets) being redeemed during the quarter. There were no Shares created during the quarter.

The NAV per Share increased 14.62% from $90.56 at June 30, 2018 to $103.80 at September 30, 2018. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $210,347 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $103.80 at September 28, 2018 was the highest during the quarter, compared with a low of $80.62 at August 15, 2018.

The increase in net assets from operations for the quarter ended September 30, 2018 was $17,867,017, resulting from a realized gain of $52,307 on the transfer of palladium to pay expenses, a realized gain of $3,913,822 on palladium distributed for the redemption of Shares, and a change in unrealized gain on investment in palladium of $14,111,235,  offset by the Sponsor’s Fee of $210,347. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2018.

The Nine Months Ended September 30, 2018

The Trust’s NAV decreased from $241,554,951 at December 31, 2017 to $145,321,877 at September 30, 2018, a 39.84% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 2,400,000 Shares at December 31, 2017 to 1,400,000 Shares at September 30, 2018, a result of 250,000 Shares (5 Baskets) being created and 1,250,000 Shares (25 Baskets) being redeemed during the period and an increase in the price per ounce of palladium, which rose 3.60% from $1,056.00 at December 31, 2017 to $1,094.00 at September 30, 2018.

The NAV per Share increased 3.13% from $100.65 at December 31, 2017 to $103.80 at September 30, 2018. The Trust’s NAV per Share increased slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $842,359 for the nine months ended September 30, 2018, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $105.95 at January 19, 2018 was the highest during the period, compared with a low of $80.62 at August 15, 2018.

The decrease in net assets from operations for the nine months ended September 30, 2018 was $6,043,182, resulting from a change in unrealized loss on investment of palladium of $35,619,270, a realized gain of $267,959 on the transfer of palladium to pay expenses, a realized gain of $30,150,488 on palladium distributed for the redemption of Shares, and the Sponsor’s Fee of $842,359. Other than the Sponsor’s Fee, the Trust had no expenses during the nine months ended September 30, 2018.

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At September 30, 2018,  the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2018, the Trust’s disclosure controls and procedures were effective.

As discussed in Note 1 of the financial statements, effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to AAMI. While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal period ended September 30, 2018.  There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2018:

0 Baskets were created.

4 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	palladium per Share
July 2018	2	100,000	0.095
August 2018	2	100,000	0.095
September 2018	-	-	-
	4	200,000	0.095

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Item 6. Exhibits

4.1	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

10.1	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

10.2	Amendment to the Unallocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

ABERDEEN STANDARD PALLADIUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC (FORMERLY, ETF SECURITIES USA LLC)

Date: November 9, 2018	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.