Form 10-K
period 2018-12-31
Aberdeen Standard Palladium ETF Trust
filed 2019-02-28
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
(844) 383-7289

Securities registered pursuant to Section 12(b) of the Act:

er

	Title of each class	Name of each exchange on which registered
Aberdeen Standard Physical Palladium Shares ETF		NYSE Arca

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 29, 2018 as reported by the NYSE Arca, Inc. on that date: $144,960,000.

As of February 25, 2019, Aberdeen Standard Palladium ETF Trust has 1,650,000 Aberdeen Standard Physical Palladium Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the Aberdeen Standard Palladium ETF Trust (the “Trust”), formerly known as ETFS Palladium Trust prior to October 1, 2018, is to own palladium transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of palladium bullion. The Trust was formed on December 30, 2009 when an initial deposit of palladium was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018. The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value decreased from $241,554,950 at December 31, 2017 to $185,465,009 at December 31, 2018, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 2,400,000 Shares at December 31, 2017 to 1,550,000 Shares at December 31, 2018.

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

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandardetfs.us, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding palladium bullion. The Shares offer an investment that:

•Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the palladium bullion market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 p.m. New York time.

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

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 84% of platinum supply in 2017 and 78% of palladium supply in 2017.

World Palladium Supply and Demand 2008-2017

The following table sets forth a summary of the world palladium supply and demand for the period from 2008 to 2017 and is based on information reported from Johnson Matthey Palladium 2018 Report.

(thousands of ounces)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Supply
South Africa	2,430	2,370	2,640	2,560	2,359	2,465	2,125	2,684	2,570	2,554
Russia	3,660	3,635	3,720	3,480	2,887	2,628	2,589	2,434	2,773	2,407
Others	1,220	1,095	995	1,320	1,239	1,305	1,389	1,337	1,417	1,410
Total Supply	7,310	7,100	7,355	7,360	6,485	6,398	6,103	6,455	6,760	6,371

Demand by Application
Autocatalyst	4,465	4,050	5,580	6,155	6,673	7,061	7,512	7,622	7,941	8,391
Chemical	350	325	370	440	524	440	358	451	414	529
Dental	625	635	595	540	510	457	468	468	430	398
Electrical	1,370	1,370	1,410	1,375	1,190	1,070	1,014	903	871	840
Investment	420	625	1,095	(565)	467	(8)	943	(659)	(646)	(386)
Jewelry	985	775	595	505	442	354	272	222	191	173
Other	75	70	90	110	104	109	111	134	151	134
Total Gross Demand	8,290	7,850	9,735	8,560	9,910	9,483	10,678	9,141	9,352	10,079

Recycling
Autocatalyst	(1,140)	(965)	(1,310)	(1,695)	(1,675)	(1,905)	(2,158)	(1,897)	(2,001)	(2,404)
Other	(475)	(465)	(540)	(690)	(637)	(620)	(563)	(521)	(502)	(503)
Total Recycling	(1,615)	(1,430)	(1,850)	(2,385)	(2,312)	(2,525)	(2,721)	(2,418)	(2,503)	(2,907)

Total Net Demand	6,675	6,420	7,885	6,175	7,598	6,958	7,957	6,723	6,849	7,172

Movements in stocks	635	680	(530)	1,185	(1,113)	(560)	(1,854)	(268)	(89)	(801)

Source: Johnson Matthey PGM Market Report - May 2018

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 46% of supply over the past 10 years.  However its production has declined and sales of state held stock has dwindled down to zero.  In 2017, Russia provided 40% of mine supplies while South Africa produced 38%.  South Africa has on average supplied over 35% of production over the past 10 years.  North America contributes approximately 13% of mine supply. Autocatalysts are the largest component of palladium demand, representing close to 78% of total demand in 2017. Palladium investment demand remains a very small part of the market with only 53,000 ounces of demand from retail investment in 2017. Jewelry demand for palladium contributed 3% of total demand in 2017, up from 2% in 2016. Other industrial demand (electronics, dentistry and chemical) has fallen from 28% of total demand in 2009 to 21% of total demand in 2017.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 2008 to December 2018 and is based on information provided by Bloomberg:

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579 per ounce in February 2008 to $173 per ounce in October 2008. Prices then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand in addition to increasing emission controls. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012. Palladium rose to a 13 year high of $907 per ounce in September 2014, a 27% increase from the start of the year. The rally was driven by supply side concerns following the longest strike in South African mining history and escalating tensions between Russia and Ukraine. The strong rally in 2014 was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Palladium was the top performer of the precious metals complex for 3 consecutive years from 2016 to 2018, where it rose nearly 125% from $563 per troy ounce on December 31, 2015 to $1,261.75 per troy ounce on December 31, 2018. Given palladium’s demand is most sensitive to the industrial production cycle palladium may see further support along with industrial metals in anticipation of a rise in US infrastructure spending and recovery in global growth. Expected continued supply deficits, growing demand, and drawdowns in above ground stocks have kept the market balance for palladium favorable.

Operation of the Palladium Market

The global trade in palladium consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global palladium trading. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM. Five member participants of the LPPM are currently participating in the electronic LME PM fix process (as described below) administered by the London Metal Exchange (“LME”). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place. The main centers of the OTC market are London, New York, Hong Kong and Zurich. Mining companies, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small plates or ingots (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Precious metals dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the London Bullion Market Association (“LBMA”) and/or the LPPM. In the OTC market, the standard size of palladium trades between market makers is 1,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the palladium market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the Commodity Exchange, Inc. (“COMEX”), a designated contract market within the CME Group. This period lasts for approximately four hours each New York business day morning.

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

Since December 1, 2014, the LME  has been administering the operation of electronic palladium bullion price fixing systems (“LMEbullion”) that replicate electronically the manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks.

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

Formal participation in the LME PM Fix is limited to participating LPPM members. Five LPPM members are currently participating in establishing the LME PM Fix (Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank plc,  Johnson Matthey plc and BASF Metals Ltd.). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

Orders are placed either with one of the participating LPPM member participants or with another precious metals dealer who will then be in contact with a participating LPPM member during the fixing. The fix begins with the chair reflecting the market price and other data, prevailing at the opening of the fix. This is relayed by the LPPM member participants to their dealing rooms which have direct communication with all interested parties. Any market member may enter the fixing process at any time, or adjust or withdraw his order. The palladium price is adjusted up or down until all the buy and sell orders are electronically matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media.

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non‑electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes also will be fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

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

Futures Exchanges

The most significant palladium futures exchanges are the COMEX and the Tokyo Commodity Exchange (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and launched palladium futures in 1968, followed with options in 2010. The TOCOM has been trading palladium since 1992. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the palladium represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades palladium futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, the TOCOM adopted a similar clearing system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

The U.S. Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps.  In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce as spot as well as deliverable forwards. The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of palladium bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX, and the London and Zurich palladium bullion markets. While the Shares trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the global palladium market is reduced after the close of the COMEX at 1:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

The Sponsor’s Fee for the year ended December 31, 2018 was $1,073,755  (December 31, 2017:  $1,278,403; December 31, 2016: $1,099,935).

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

The Sponsor

The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. prior to January 1, 2019, a Delaware corporation. As a result of the sale, ASII became the sole member of the Sponsor. ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc, which together with its affiliates and subsidiaries, is collectively referred to as “Aberdeen.” Aberdeen Standard Investments is a brand of the investment businesses of Standard Life Investments plc, its affiliates and subsidiaries. In the United States, Aberdeen Standard Investments is the marketing name for the following affiliated, registered investment advisers: Aberdeen Standard Investments Inc., Aberdeen Asset Managers Ltd., Aberdeen Standard Investments Australia Ltd., Aberdeen Standard Investments (Asia) Ltd., Aberdeen Capital Management, LLC, Aberdeen Standard Investments ETFs Advisors LLC and Standard Life Investments (Corporate Funds) Ltd.

The Sponsor’s office is located at c/o Aberdeen Standard Investments ETFs Sponsor LLC, 712 Fifth Avenue, 49th Floor, New York, NY 10019. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ASII, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

Name Changes

Effective October 1, 2018, the name of the Trust changed from the “ETFS Palladium Trust” to the “Aberdeen Standard Palladium ETF Trust”. In addition, effective October 1, 2018, the name of the Shares changed from “ETFS Physical Palladium Shares” to “Aberdeen Standard Physical Palladium Shares ETF”, and the name of the Sponsor changed from “ETF Securities USA LLC” to “Aberdeen Standard Investments ETFs Sponsor LLC”.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, NY 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million.  As of December 31, 2018, the Trustee is in compliance with these conditions.

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

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell palladium or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.  Affiliates of the Trustee are subject to the same transaction fee as other Authorized Participants.

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

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell palladium or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. The Custodian and its affiliates are subject to the same transaction fee as other Authorized Participants.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the palladium and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of May 11, 2018 and December 31, 2018.

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

Shareholders will be required to recognize a gain or loss upon a sale of palladium by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Under the recently enacted Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

The Shares are designed to mirror as closely as possible the performance of the price of palladium bullion, and the value of the Shares relates directly to the value of the palladium held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of palladium has fluctuated widely over the past several years. Several factors may affect the price of palladium, including:

•

Global palladium supply, which is influenced by such factors as production and cost levels in major palladium-producing countries such as Russia and South Africa.  Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past nine years and could potentially soon be exhausted, placing a higher burden on new mine supply;

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major palladium markets. While the Shares trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for palladium is reduced after the close of the major world palladium markets, including London, Zurich and the COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on the Shares, may widen.

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

The Trust Agreement places no limit on the amount of palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of palladium. The global market for palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2013 to 2017, world palladium mine supply averaged 6.4 million ounces, while world net demand averaged 7.1 million ounces. If the amount of palladium acquired by the Trust is large enough in relation to global palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of palladium unrelated to other factors affecting the global market for palladium. Such an impact could affect the price for palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

The LME PM Fix may prove unreliable.

Since December 1, 2014, the Trust has utilized the LME PM Fix as the benchmark price for valuing palladium held, received or delivered by the Trust. Prior to December 1, 2014, the Trust utilized the London afternoon palladium fix as its benchmark for valuation purposes. The London afternoon fix for palladium was the price of an ounce of palladium as set by four fixing members of the LPPM at approximately 2:00 p.m., London time, on each working day and was widely accepted among palladium market participants. As of the close of business on November 30, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium to a subsidiary company of the LBMA and the administration of palladium price fixing mechanisms to the LME, which now results in, for the purposes of the Trust, the LME PM Fix. The LME has not operated this fixing process previously and the LME PM Fix may, among other things:

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

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last five years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals) or could lead to less liquidity or greater price volatility for these metals and products that use these benchmark prices, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the National Futures Association (“NFA”). Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

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

•

Autocatalysts, automobile components that use palladium, accounted for approximately 83% of the net global demand in palladium in 2017. While the automotive sector in China and the US is showing signs of recovery, the European market is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand.

•	A decline in the global automotive industry may impact the price of palladium and affect the price of the Shares.

A decline in the automobile industry or a shift from gasoline-powered to electric vehicles may have the effect of causing a decline in the price of palladium and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use palladium, accounted for approximately 83% of the global demand in palladium in 2017.  Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand.  A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of palladium and the price of Shares.

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

A decrease in the amount of palladium represented by each Share results in a decrease in each Share’s price even if the price of palladium does not change.  To retain the Share’s original price, the price of palladium must increase.  Without that increase, the lesser amount of palladium represented by the Share will have a correspondingly lower price.  If this increase does not occur, or is not sufficient to counter the lesser amount of palladium represented by each Share, Shareholders will sustain losses on their investment in Shares.

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

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian, the Zurich Sub-Custodian or any other sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s palladium on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are The Bank of Nova Scotia – ScotiaMocatta, Brinks Global Services Inc., Credit Suisse, HSBC Bank plc, ICBC Standard Bank plc, Malca-Amit SA Zurich,  and UBS Zurich. The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s palladium from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s palladium or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian and the Zurich Sub-Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s palladium and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

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

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

The Custodian, the Trustee and the Marketing Agent depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

Uncertainty regarding the effects of Brexit could adversely affect the price of the Shares.

The ongoing negotiations surrounding the United Kingdom’s (“UK”) exit from the European Union (“EU”) (“Brexit”) have yet to provide clarity on what the outcome will be for the UK or Europe. The UK remains a member of the EU until the legally established departure date of March 29, 2019 and, until such date, all existing EU-derived laws and regulations continue to apply in the UK. Those laws may continue to apply for a transitional period, depending on whether a deal is struck and, if so, what that deal is. The unavoidable uncertainties and events related to Brexit could negatively affect taxes and costs of business; cause volatility in currency exchange rates, interest rates, and European, UK or worldwide political, regulatory, economic or market conditions; and contribute to instability in political institutions, regulatory agencies, and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares.

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

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2018 and 2017:

Fiscal Year Ended December 31, 2018: Quarter Ended
	High	Low
March 31, 2018	$107.13	$90.53
June 30, 2018	$98.70	$85.85
September 30, 2018	$102.67	$80.32
December 31, 2018	$123.65	$99.98

Fiscal Year Ended December 31, 2017: Quarter Ended
	High	Low
March 31, 2017	$77.49	$68.33
June 30, 2017	$85.95	$72.71
September 30, 2017	$93.76	$79.72
December 31, 2017	$102.14	$87.13

The number of outstanding Shares of the Trust as of February 25, 2019 were 1,650,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2018	$93.29	$80.32
September 2018	$102.67	$92.29
October 2018	$108.79	$99.98
November 2018	$112.35	$103.78
December 2018	$123.65	$113.98
January 2019	$133.21	$120.03

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2018 and 2017:

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2018	-	-
February 2018	50,000	0.095
March 2018	-	-
April 2018	200,000	0.095
May 2018	700,000	0.095
June 2018	100,000	0.095
July 2018	100,000	0.095
August 2018	100,000	0.095
September 2018	-	-
October 2018	-	-
November 2018	-	-
December 2018	-	-
Total	1,250,000	0.095

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2017	100,000	0.096
February 2017	-	-
March 2017	-	-
April 2017	100,000	0.096
May 2017	200,000	0.096
June 2017	100,000	0.096
July 2017	50,000	0.096
August 2017	50,000	0.096
September 2017	-	-
October 2017	50,000	0.095
November 2017	100,000	0.095
December 2017	50,000	0.095
Total	800,000	0.096

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$185,555	$241,679	$178,342	$184,779	$410,663
Total gain / (loss) on palladium	$17,340	$91,808	$41,126	$(103,797)	$57,930
Change in net assets from operations	$16,266	$90,530	$40,026	$(105,575)	$54,947
Weighted average number of Shares	1,826,301	2,559,726	3,114,344	4,350,137	6,346,438
Net increase / (decrease) in net assets per Share	$8.91	$35.37	$12.85	$(24.27)	$8.66
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

Introduction.

The Aberdeen Standard Palladium ETF Trust (the “Trust”), formerly known as ETFS Palladium Trust prior to October 1, 2018, is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and Aberdeen Standard Investments ETFs Sponsor LLC, the sponsor of the Trust (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018. The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of palladium bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PALL.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding palladium price (per 1/10 of an oz. of palladium) since inception:

NAV per Share vs. Palladium Price from December 30, 2009 (the Date of Inception) to December 31, 2018

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

	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in 000's of US$)
Investment in palladium - cost	$112,344	$155,318	$169,185
Unrealized gain on investment in palladium	73,211	86,361	9,157
Investment in palladium - fair value	$185,555	$241,679	$178,342

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the palladium and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of May 11, 2018 and December 31, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At December 31, 2018 and 2017, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in 000's of US$)
Total gain on palladium	$17,340	$91,808	$41,126
Change in net assets from operations	$16,266	$90,530	$40,026
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2018

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the palladium owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $241,554,950 at December 31, 2017 to $185,465,009 at December 31, 2018, a 23.22% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 2,400,000 Shares at December 31, 2017 to 1,550,000 Shares at December 31, 2018, a result of 400,000 Shares (8 Baskets) being created and 1,250,000 Shares (25 Baskets) being redeemed during the year.

There was an increase in the price per ounce of palladium, which rose 19.60% from $1,056.00 at December 31, 2017 to $1,263.00 at December 31, 2018.

The NAV per Share increased 18.89% from $100.65 at December 31, 2017 to $119.66 at December 31, 2018. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,073,755 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of  $120.43 at December 20, 2018 was the highest during the year, compared with a low of  $80.62 at August 15, 2018.

The increase in net assets from operations for the year ended December 31, 2018 was $16,266,087, resulting from a realized gain of $339,658 on the transfer of palladium to pay expenses, a realized gain of $30,150,488 on palladium distributed for the redemption of Shares, offset by a change in unrealized loss on investment in palladium of $13,150,304 and the Sponsor’s Fee of $1,073,755. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2018.

The year ended December 31, 2017

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

Item 8. Financial Statements and Supplementary Data - (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2018
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$357	$275	$210	$232	$1,074
Total Expenses	357	275	210	232	1,074

Net investment loss	(357)	(275)	(210)	(232)	(1,074)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	127	89	52	72	340
Realized gain / (loss) on palladium distributed for the redemption of Shares	1,674	24,563	3,914	(1)	30,150
Change in unrealized (loss) / gain on investment in palladium	(22,191)	(27,540)	14,111	22,470	(13,150)
Total (loss) / gain on palladium	(20,390)	(2,888)	18,077	22,541	17,340

Change in net assets from operations	$(20,747)	$(3,163)	$17,867	$22,309	$16,266

Net (decrease) / increase in net assets per Share	$(8.44)	$(1.61)	$12.11	$15.67	$8.91

Weighted average number of shares	2,458,333	1,963,187	1,475,000	1,423,913	1,826,301

Year Ended December 31, 2017
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$292	$301	$330	$355	$1,278
Total Expenses	292	301	330	355	1,278

Net investment loss	(292)	(301)	(330)	(355)	(1,278)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	34	54	78	100	266
Realized gain on palladium distributed for the redemption of Shares	1,138	5,315	1,865	6,019	14,337
Change in unrealized gain on investment in palladium	30,623	4,035	20,188	22,359	77,205
Total gain on palladium	31,795	9,404	22,131	28,478	91,808

Change in net assets from operations	$31,503	$9,103	$21,801	$28,123	$90,530

Net increase in net assets per Share	$11.85	$3.49	$8.71	$11.39	$35.37

Weighted average number of shares	2,658,889	2,609,341	2,503,804	2,469,565	2,559,726

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2018, the Trust’s disclosure controls and procedures were effective.

Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2018. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2018.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018.

Report of  Independent  Registered  Public  Accounting  Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Palladium ETF Trust (formerly “ETFS Palladium Trust”):

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Palladium ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements and financial highlights.

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

/s/ KPMG LLP

New York, New York
February 27, 2019

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Christopher Demetriou – President and Chief Executive Officer

Mr. Demetriou is Chief Executive Officer – Americas for ASII. Mr. Demetriou is a member of the Group Executive Committee as well as several other committees within the organization. Mr. Demetriou is based in Philadelphia and is responsible for Aberdeen Standard Investments’ operations across North and South America. Mr. Demetriou previously held the position of Deputy Chief Executive Officer – Americas for ASII from December 2016 to April 2018, Chief Financial Officer – Americas from January 2016 to December 2016, and Head of Finance – Americas from June 2014 to January 2016. Mr. Demetriou joined ASII in June 2014, as a result of Aberdeen’s acquisition of SVG, a FTSE 250 private equity investor based in London. While at SVG, from June 2010 to June 2014, Mr. Demetriou was Group Financial Controller and Deputy Head of Strategy. Prior to joining SVG, Mr. Demetriou worked at Ernst and Young, specializing in Asset and Wealth Management audits and transactions. Mr. Demetriou is a Chartered Accountant and has a BA in Politics from the University of York in England.

Andrea Melia – Chief Financial Officer and Treasurer

Ms. Melia is Vice President and Head of Fund Operations, Traditional Assets – Americas for ASII. Ms. Melia has managed the fund administration team since joining ASII in September 2009. Prior to joining ASII, Ms. Melia was Director of fund administration and accounting oversight for Princeton Administrators LLC, a division of BlackRock Inc. and had worked with Princeton Administrators since 1992. Ms. Melia holds a BS in Accounting from University of Scranton and a MBA from Rider University.

As described under Item 1 above, ASII is the parent of the Sponsor.

Item 11. Executive Compensation.

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

There are no persons known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust.

Security Ownership of Management

Not applicable.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Audit fees - KPMG	$66,500	$50,160
Audit related fees - KPMG	8,000	18,000
Audit related fees - Deloitte	-	6,000
	$74,500	$74,160

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

2. Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158380 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

4.2

Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158380 on December 31, 2009

10.1(b)	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158380 on December 31, 2009

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD PALLADIUM ETF TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Palladium ETF Trust (formerly “ETFS Palladium Trust”):

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Palladium ETF Trust (the “Trust”), including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2018. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2018, and the financial highlights for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 27, 2019

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Assets and Liabilities
At December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: December 31, 2018: $112,344; December 31, 2017: $155,318)	$185,555	$241,679
Total assets	185,555	241,679

LIABILITIES
Fees payable to Sponsor	90	124
Total Liabilities	90	124

NET ASSETS (1)	$185,465	$241,555

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2018 were 1,550,000 and at December 31, 2017 were 2,400,000.  Net asset value per share at December 31, 2018 was $119.66 and at  December 31, 2017 was $100.65.

See Notes to the Financial Statements.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Schedules of Investments
At December 31, 2018 and 2017

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	146,915.9	$112,344	$185,555	100.05%
Total investment in palladium	146,915.9	$112,344	$185,555	100.05%
Less liabilities			(90)	(0.05)%
Net assets			$185,465	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	228,863.1	$155,318	$241,679	100.05%
Total investment in palladium	228,863.1	$155,318	$241,679	100.05%
Less liabilities			(124)	(0.05)%
Net assets			$241,555	100.00%

See Notes to the Financial Statements.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Operations
For the years ended years ended December 31, 2018, 2017 and 2016

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,074	$1,278	$1,100
Total expenses	1,074	1,278	1,100

Net investment loss	(1,074)	(1,278)	(1,100)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on palladium transferred to pay expenses	340	266	(82)
Realized gain / (loss) on palladium distributed for the redemption of Shares	30,150	14,337	(1,837)
Change in unrealized (loss) / gain on investment in palladium	(13,150)	77,205	43,045
Total gain on investment in palladium	17,340	91,808	41,126

Change in net assets from operations	$16,266	$90,530	$40,026

Net increase in net assets per Share	$8.91	$35.37	$12.85

Weighted average number of Shares	1,826,301	2,559,726	3,114,344

See Notes to the Financial Statements.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Changes in Net Assets
For the years ended years ended December 31, 2018, 2017 and 2016

	Year Ended December 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	2,400,000	$241,555
Net investment loss		(1,074)
Realized gain on investment in palladium		30,490
Change in unrealized loss on investment in palladium		(13,150)
Creations	400,000	42,111
Redemptions	(1,250,000)	(114,467)
Closing balance at December 31, 2018	1,550,000	$185,465

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	2,750,000	$178,252
Net investment loss		(1,278)
Realized gain on investment in palladium		14,603
Change in unrealized gain on investment in palladium		77,205
Creations	450,000	37,402
Redemptions	(800,000)	(64,629)
Closing balance at December 31, 2017	2,400,000	$241,555

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	3,450,000	$182,043
Net investment loss		(1,100)
Realized gain on investment in palladium		(1,919)
Change in unrealized gain on investment in palladium		43,045
Creations	400,000	22,809
Redemptions	(1,100,000)	(66,626)
Closing balance at December 31, 2016	2,750,000	$178,252

See Notes to the Financial Statements.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Financial Highlights
For the years ended years ended December 31, 2018, 2017 and 2016

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$100.65	$64.82	$52.77
Income from investment operations:
Net investment loss	(0.59)	(0.50)	(0.35)
Total realized and unrealized gains or losses on investment in palladium	19.60	36.33	12.40
Change in net assets from operations	19.01	35.83	12.05

Net asset value per Share at end of period	$119.66	$100.65	$64.82

Weighted average number of shares	1,826,301	2,559,726	3,114,344

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value	18.89%	55.28%	22.83%

See Notes to the Financial Statements.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Palladium ETF Trust (the “Trust”), formerly known as ETFS Palladium Trust prior to October 1, 2018, is an investment trust formed on December 30, 2009, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018, and The Bank of New York Mellon as trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds palladium bullion and issues Aberdeen Standard Physical Palladium Shares ETF (the “Shares”), formerly known as ETFS Physical Palladium Shares prior to October 1, 2018, (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. prior to January 1, 2019, a Delaware corporation. As a result of the sale, ASII became the sole member of the Sponsor. ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

Since December 1, 2014, the LME has been responsible for the administration of the electronic palladium bullion price fixing system (“LMEbullion”) that replicates electronically the manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix).

Prior to December 1, 2014, the Trust utilized the London PM Fix as its benchmark for valuation purposes. The London PM Fix for palladium was the price of an ounce of palladium as set by four fixing members of the London Platinum and Palladium Market (“LPPM”) at approximately 2:00 p.m., London time, on each working day and was widely accepted among palladium market participants. The London PM Fix was discontinued on November 30, 2014.

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

The investment in palladium is classified as a level 2 asset, as the Trust’s investment in palladium is calculated using primary market pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2018	December 31, 2017

Level 2
Investment in palladium	$185,555	$241,679

There were no re-allocations or transfers between levels during the years ended December 31, 2018 and 2017.

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

2.6. Investment in Palladium

Changes in ounces of palladium and the respective values for the years ended December 31, 2018 and 2017 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2018	December 31, 2017
Ounces of palladium
Opening balance	228,863.1	263,819.3
Creations	38,014.7	43,021.8
Redemptions	(118,869.0)	(76,489.4)
Transfers of palladium to pay expenses	(1,092.9)	(1,488.6)
Closing balance	146,915.9	228,863.1

Investment in palladium
Opening balance	$241,679	$178,342
Creations	42,111	37,402
Redemptions	(114,467)	(64,629)
Realized gain on palladium distributed for the redemption of Shares	30,150	14,337
Transfers of palladium to pay expenses	(1,108)	(1,244)
Realized gain on palladium transferred to pay expenses	340	266
Change in unrealized (loss) / gain on investment in palladium	(13,150)	77,205
Closing balance	$185,555	$241,679

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

For the year ended December 31, 2018 the Sponsor’s Fee was $1,073,755  (December 31, 2017:  $1,278,403;  December 31, 2016:  $1,099,935).

At December 31, 2018, the fees payable to the Sponsor were $89,688  (December 31, 2017: $124,409).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2018 and 2017.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

    ABERDEEN STANDARD PALLADIUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC
(FORMERLY, ETF SECURITIES USA LLC)

Date: February 27, 2019	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2019	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.