Form 10-Q
period 2019-03-31
Aberdeen Standard Palladium ETF Trust
filed 2019-05-09
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Palladium Shares ETF	PALL	NYSE Arca

As of May 6, 2019,  Aberdeen Standard Palladium ETF Trust had 1,650,000 Aberdeen Standard Physical Palladium Shares ETF outstanding.

ABERDEEN STANDARD PALLADIUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: March 31, 2019: $152,383; December 31, 2018: $112,344)	$236,804	$185,555
Total assets	236,804	185,555

LIABILITIES
Fees payable to Sponsor	119	90
Palladium payable	6,575	-
Total Liabilities	6,694	90

NET ASSETS (1)	$230,110	$185,465

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2019 were 1,750,000 and at December 31, 2018 were 1,550,000. Net asset values per Share at March 31, 2019 and December 31, 2018 were $131.50 and $119.66, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Schedules of Investments
At March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	170,362.8	$152,383	$236,804	102.91%
Total investment in palladium	170,362.8	$152,383	$236,804	102.91%
Liabilities in excess of other assets			(6,694)	(2.91)%
Net assets			$230,110	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	146,915.9	$112,344	$185,555	100.05%
Total investment in palladium	146,915.9	$112,344	$185,555	100.05%
Liabilities in excess of other assets			(90)	(0.05)%
Net assets			$185,465	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2019 and 2018

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$329	$357
Total expenses	329	357

Net investment loss	(329)	(357)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	118	127
Realized gain on palladium distributed for the redemption of Shares	5,408	1,674
Change in unrealized gain / (loss) on investment in palladium	11,210	(22,191)
Total gain / (loss) on investment in palladium	16,736	(20,390)

Change in net assets from operations	$16,407	$(20,747)

Net increase / (decrease) in net assets per Share	$9.68	$(8.44)

Weighted average number of Shares	1,695,000	2,458,333

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2019 and 2018

	Three Months Ended March 31, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	1,550,000	$185,465
Net investment loss		(329)
Realized gain on investment in palladium		5,526
Change in unrealized gain on investment in palladium		11,210
Change in unrealized loss on unsettled creations or redemptions		(179)
Creations	350,000	48,313
Redemptions	(150,000)	(19,896)
Closing balance at March 31, 2019	1,750,000	$230,110

	Three Months Ended March 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	2,400,000	241,555
Net investment loss		(357)
Realized gain on investment in palladium		1,801
Change in unrealized gain on investment in palladium		(22,191)
Creations	150,000	14,926
Redemptions	(50,000)	(4,949)
Closing balance at March 31, 2018	2,500,000	$230,785

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2019 and 2018

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$119.66	$100.65
Income from investment operations:
Net investment loss	(0.19)	(0.15)
Total realized and unrealized gains or losses on investment in palladium	12.03	(8.18)
Change in net assets from operations	11.84	(8.33)

Net asset value per Share at end of period	$131.50	$92.32

Weighted average number of shares	1,695,000	2,458,333

Expense ratio (1)	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%

Total return, at net asset value (2)	9.89%	(8.28)%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Palladium ETF Trust (the “Trust”) is an investment trust formed on December 30, 2009 (the “Date of Inception”), under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds palladium bullion and issues Aberdeen Standard Physical Palladium Shares ETF (“Shares”) in minimum blocks of Shares  (also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Prior to April 1, 2019, the number of Shares that constituted a Basket was 50,000 Shares. Effective April 1, 2019, the Basket size was reduced to 25,000 Shares. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”).  ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2019 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

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

2.2. Valuation of Palladium

The Trust follows the provisions of ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At March 31, 2019, approximately 76% of the Trust’s palladium was held by the Zurich Sub-Custodian.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2019	December 31, 2018

Level 2
Investment in palladium	$236,804	$185,555

There were no transfers between levels during the three months ended March 31, 2019, or the year ended December 31, 2018.

2.3. Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date.  At March 31, 2019, the Trust had no palladium receivable for the creation of Shares and $6,574,904 payable for the redemption of Shares.  At December 31, 2018, the Trust had no palladium receivable or payable for the creation or redemption of Shares

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.4. Creations and Redemptions of Shares

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. The typical settlement period for Shares is two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When palladium is exchanged in settlement of a redemption, it is considered a sale of palladium for financial statement purposes.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2019 and December 31, 2018.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Palladium

Changes in ounces of palladium and their respective values for the three months ended March 31, 2019 and 2018 are set out below:

	Three Months	Three Months
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2019	March 31, 2018
Ounces of palladium
Opening balance	146,915.9	228,863.1
Creations	33,134.3	14,288.0
Redemptions	(9,464.5)	(4,763.0)
Transfers of palladium to pay expenses	(222.9)	(343.4)
Closing balance	170,362.8	238,044.7

Investment in palladium
Opening balance	$185,555	$241,679
Creations	48,313	14,926
Redemptions	(13,500)	(4,949)
Realized gain on palladium distributed for the redemption of Shares	5,408	1,674
Transfers of palladium to pay expenses	(300)	(363)
Realized gain on palladium transferred to pay expenses	118	127
Change in unrealized gain / (loss) on investment in palladium	11,210	(22,191)
Closing balance	$236,804	$230,903

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

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

For the three months ended March 31, 2019 and 2018, the Sponsor’s Fee was $329,045 and $357,192, respectively.

At March 31, 2019 and at December 31, 2018, the fees payable to the Sponsor were $119,380 and $89,688, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2019 and 2018.

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

2.9 Recent Accounting Pronouncements

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which had an effective date of November 5, 2018. The Sponsor has adopted the changes which align the time period presented for the current and comparative periods in the Statement of Changes in Net Assets and Note 2.6 in the Notes to the Financial Statements in the Trust’s Form 10-Q for the period ended March 31, 2019.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

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

4. Concentration of Risk

The Trust’s sole business activity is the investment in palladium and substantially all the Trust’s assets are holdings of palladium, which creates a concentration of risk associated with fluctuations in the price of palladium. Several factors could affect the price of palladium, including: (i) global palladium supply and demand, which is influenced by such factors as production and cost levels in major palladium-producing countries, recycling, autocatalyst demand, industrial demand, jewelry demand, investment demand, and sales of existing stockpiles of palladium, which have been a key source of supply and are likely to be exhausted soon, placing a higher burden on new mine supply;  (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that palladium will maintain its long-term value in terms of purchasing power in the future. In the event that the price of palladium declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

Recent Events

Effective April 1, 2019, the number of Aberdeen Standard Physical Palladium Shares ETF (“Shares”) in a block that constitutes a basket for the purpose of creations and redemptions in the Aberdeen Standard Palladium ETF Trust (“Basket”) was reduced from 50,000 Shares to 25,000 Shares.

The Quarter Ended March 31, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $185,465,009 at December 31, 2018 to $230,109,954 at March 31, 2019, a 24.07% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 10.06% from $1,263.00 at December 31, 2018 to $1,390.00 at March 31, 2019 and an increase in outstanding Shares, which rose from 1,550,000 Shares at December 31, 2018 to 1,750,000 Shares at March 31, 2019, a result of 350,000 Shares (7 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed.

The NAV per Share increased 9.89% from $119.66 at December 31, 2018 to $131.50 at March 31, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $329,045 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $151.76 at March 21, 2019 was the highest during the quarter, compared with a low of $120.03 at January 2, 2019.

The increase in net assets from operations for the quarter ended March 31, 2019 was $16,407,604, resulting from a realized gain of $118,118 on the transfer of palladium to pay expenses, a realized gain of $5,407,780 on palladium distributed for the redemption of Shares, and a change in unrealized gain on investment in palladium of $11,210,751,  offset by the Sponsor’s Fee of $329,045. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At March 31, 2019,  the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2019:

7 Baskets were created.

3 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	palladium per Share
January 2019
February 2019	1	50,000	0.095
March 2019	2	100,000	0.095
	3	150,000	0.095

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

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: May 9, 2019	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.