Form 10-Q
period 2019-06-30
Aberdeen Standard Palladium ETF Trust
filed 2019-08-09
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(844) 383-7289

(Registrant's telephone number, including area code)

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

As of August 6, 2019, Aberdeen Standard Palladium ETF Trust had 1,400,000 Aberdeen Standard Physical Palladium Shares ETF outstanding.

ABERDEEN STANDARD PALLADIUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: June 30, 2019: $122,568; December 31, 2018: $112,344)	$208,833	$185,555
Total assets	208,833	185,555

LIABILITIES
Fees payable to Sponsor	104	90
Total Liabilities	104	90

NET ASSETS (1)	$208,729	$185,465

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2019 were 1,450,000 and at December 31, 2018 were 1,550,000. Net asset values per Share at June 30, 2019 and December 31, 2018 were $143.96 and $119.66, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Schedules of Investments
At June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	137,029.7	$122,568	$208,833	100.05%
Total investment in palladium	137,029.7	$122,568	$208,833	100.05%
Liabilities			(104)	(0.05)%
Net assets			$208,729	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	146,915.9	$112,344	$185,555	100.05%
Total investment in palladium	146,915.9	$112,344	$185,555	100.05%
Liabilities			(90)	(0.05)%
Net assets			$185,465	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Operations (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

(Amounts in 000's of US$, except for Share and per Share data)

EXPENSES
Sponsor's Fee	$329	$275	$658	$632
Total expenses	329	275	658	632

Net investment loss	(329)	(275)	(658)	(632)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	127	89	246	216
Realized gain on palladium distributed for the redemption of Shares	15,187	24,563	20,595	26,237
Change in unrealized gain / (loss) on investment in palladium	1,844	(27,540)	13,055	(49,731)
Total gain / (loss) on investment in palladium	17,158	(2,888)	33,896	(23,278)

Change in net assets from operations	$16,829	$(3,163)	$33,238	$(23,910)

Net increase / (decrease) in net assets per Share	$10.62	$(1.61)	$20.27	$(10.82)

Weighted average number of Shares	1,584,341	1,963,187	1,639,365	2,209,392

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,750,000	$230,110	2,500,000	230,785
Net investment loss		(329)		(275)
Realized gain on investment in palladium		15,314		24,652
Change in unrealized gain / (loss) on investment in palladium		1,844		(27,540)
Change in unrealized gain on unsettled creations or redemptions		179		-
Creations	-	-	100,000	9,351
Redemptions	(300,000)	(38,388)	(1,000,000)	(92,077)
Closing balance	1,450,000	$208,730	1,600,000	$144,896

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,550,000	$185,465	2,400,000	241,555
Net investment loss		(658)		(632)
Realized gain on investment in palladium		20,841		26,453
Change in unrealized gain / (loss) on investment in palladium		13,055		(49,731)
Creations	350,000	48,313	250,000	24,277
Redemptions	(450,000)	(58,286)	(1,050,000)	(97,026)
Closing balance	1,450,000	$208,730	1,600,000	$144,896

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Financial Highlights (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$131.50	$92.32	$119.66	$100.65
Income from investment operations:
Net investment loss	(0.21)	(0.14)	(0.40)	(0.29)
Total realized and unrealized gains or losses on investment in palladium	12.67	(1.62)	24.70	(9.80)
Change in net assets from operations	12.46	(1.76)	24.30	(10.09)

Net asset value per Share at end of period	$143.96	$90.56	$143.96	$90.56

Weighted average number of shares	1,584,341	1,963,187	1,639,365	2,209,392

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value (2)	9.48%	(1.91)%	20.31%	(10.02)%

(1)Annualized for periods of less than one year.

(2)Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Palladium ETF Trust (the “Trust”) is an investment trust formed on December 30, 2009 (the “Date of Inception”), under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds palladium bullion and issues Aberdeen Standard Physical Palladium Shares ETF (“Shares”) in minimum blocks of Shares (also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Prior to April 1, 2019, the number of Shares that constituted a Basket was 50,000 Shares. Effective April 1, 2019, the Basket size was reduced to 25,000 Shares. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2019 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At June 30, 2019, approximately 94% of the Trust’s palladium was held by the Zurich Sub-Custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2019	December 31, 2018

Level 2
Investment in palladium	$208,833	$185,555

There were no transfers between levels during the six months ended June 30, 2019, or the year ended December 31, 2018.

2.3. Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At June 30, 2019 the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2018, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.4. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 25,000 Shares effective April 1, 2019. Prior to April 1, 2019, the number of Shares that constituted a Basket was 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other palladium bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the palladium and any cash required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated palladium account, either loco London or loco Zurich, established with the Custodian or a palladium bullion clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2019 and December 31, 2018.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Palladium

Changes in ounces of palladium and their respective values for the three and six months ended June 30, 2019 and 2018 are set out below:

	Three Months Ended	Three Months Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2019	June 30, 2018
Ounces of palladium
Opening balance	170,362.8	238,044.7
Creations	-	9,512.7
Redemptions	(33,090.0)	(95,111.8)
Transfers of palladium to pay expenses	(243.1)	(121.7)
Closing balance	137,029.7	152,323.9

Investment in palladium
Opening balance	$236,804	$230,903
Creations	-	9,351
Redemptions	(44,785)	(92,077)
Realized gain on palladium distributed for the redemption of Shares	15,187	24,563
Transfers of palladium to pay expenses	(344)	(124)
Realized gain on palladium transferred to pay expenses	127	89
Change in unrealized gain / (loss) on investment in palladium	1,844	(27,540)
Closing balance	$208,833	$145,165

	Six Months Ended	Six Months Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2019	June 30, 2018
Ounces of palladium
Opening balance	146,915.9	228,863.1
Creations	33,134.3	23,800.7
Redemptions	(42,554.5)	(99,874.8)
Transfers of palladium to pay expenses	(466.0)	(465.1)
Closing balance	137,029.7	152,323.9

Investment in palladium
Opening balance	$185,555	$241,679
Creations	48,313	24,277
Redemptions	(58,286)	(97,026)
Realized gain on palladium distributed for the redemption of Shares	20,595	26,237
Transfers of palladium to pay expenses	(645)	(487)
Realized gain on palladium transferred to pay expenses	246	216
Change in unrealized gain / (loss) on investment in palladium	13,055	(49,731)
Closing balance	$208,833	$145,165

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

For the three months ended June 30, 2019 and 2018, the Sponsor’s Fee was $329,053 and $274,820, respectively. For the six months ended June 30, 2019 and 2018, the Sponsor’s Fee was $658,098 and $632,012, respectively.

At June 30, 2019 and at December 31, 2018, the fees payable to the Sponsor were $103,570 and $89,688, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2019 and 2018.

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

2.9 Recent Accounting Pronouncements

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which had an effective date of November 5, 2018. The Sponsor has adopted the changes which align the time period presented for the current and comparative periods in the Statement of Operations, Statement of Changes in Net Assets and Note 2.6 in the Notes to the Financial Statements in the Trust’s Form 10-Q for the period ended June 30, 2019.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium and only in aggregations of 25,000 Shares, effective April 1, 2019, or integral multiples thereof. Prior to April 1, 2019, the number of Shares that constituted a Basket was 50,000 Shares. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

Recent Events

Effective April 1, 2019, the number of Aberdeen Standard Physical Palladium Shares ETF (the “Shares”) in a block that constitutes a basket for the purpose of creations and redemptions in the Aberdeen Standard Palladium ETF Trust (a “Basket”) was reduced from 50,000 Shares to 25,000 Shares.

The Quarter Ended June 30, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $230,109,954 at March 31, 2019 to $208,729,479 at June 30, 2019, a 9.29% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from at 1,750,000 at March 31, 2019 to 1,450,000 at June 30, 2019 as a result of 300,000 Shares (12 Baskets) being redeemed. There were no Shares created during the quarter. The price per ounce of palladium rose 9.64% from $1,390.00 at March 31, 2019 to $1,524.00 at June 30, 2019.

The NAV per Share increased 9.48% from $131.50 at March 31, 2019 to $143.96 at June 30, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $329,053 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $145.09 at June 26, 2019 was the highest during the quarter, compared with a low of $120.44 at May 9, 2019.

The increase in net assets from operations for the quarter ended June 30, 2019 was $16,829,880, resulting from a realized gain of $127,417 on the transfer of palladium to pay expenses, a realized gain of $15,187,480 on palladium distributed for the redemption of Shares, and a change in unrealized gain on investment in palladium of $1,844,036, offset by the Sponsor’s Fee of $329,053. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2019.

The Six Months Ended June 30, 2019

The Trust’s NAV increased from $185,465,009 at December 31, 2018 to $208,729,479 at June 30, 2019, a 12.54% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 20.67% from $1,263.00 at December 31, 2018 to $1,524.00 at June 30, 2019. Shares outstanding fell from 1,550,000 Shares at December 31, 2018 to 1,450,000 Shares at June 30, 2019, a result of 350,000 Shares (7 Baskets) being created and 450,000 Shares (15 Baskets) being redeemed during the period.

The NAV per Share increased 20.31% from $119.66 at December 31, 2018 to $143.96 at June 30, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $658,098 for the six months ended June 30, 2019, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $151.76 at March 21, 2019 was the highest during the period, compared with a low of $120.03 at January 2, 2019.

The increase in net assets from operations for the six months ended June 30, 2019 was $33,237,484, resulting from a change in unrealized gain on investment of palladium of $13,054,787, a realized gain of $245,535 on the transfer of palladium to pay expenses, a realized gain of $20,595,260 on palladium distributed for the redemption of Shares, net of the Sponsor’s Fee of $658,098. Other than the Sponsor’s Fee, the Trust had no expenses during the six months ended June 30, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At June 30, 2019, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2019:

 0 Baskets were created.

 12 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	palladium per Share
April 2019	3	75,000	0.095
May 2019	8	200,000	0.095
June 2019	1	25,000	0.095
	12	300,000	0.095

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: August 8, 2019	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.