Form 10-Q
period 2019-09-30
Aberdeen Standard Palladium ETF Trust
filed 2019-11-08
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Yes ☐ No ☒

As of November 6, 2019, Aberdeen Standard Palladium ETF Trust had 1,700,000 Aberdeen Standard Physical Palladium Shares ETF outstanding.

ABERDEEN STANDARD PALLADIUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: September 30, 2019: $123,154; December 31, 2018: $112,344)	$225,091	$185,555
Palladium receivable	11,841	-
Total assets	236,932	185,555

LIABILITIES
Fees payable to Sponsor	112	90
Total Liabilities	112	90

NET ASSETS (1)	$236,820	$185,465

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2019 were 1,500,000 and at December 31, 2018 were 1,550,000. Net asset values per Share at September 30, 2019 and December 31, 2018 were $157.88 and $119.66, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Schedules of Investments
At September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	134,463.4	$123,154	$225,091	95.05%
Total investment in palladium	134,463.4	$123,154	$225,091	95.05%
Other assets less liabilities			11,729	4.95%
Net assets			$236,820	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	146,915.9	$112,344	$185,555	100.05%
Total investment in palladium	146,915.9	$112,344	$185,555	100.05%
Liabilities			(90)	(0.05)%
Net assets			$185,465	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

(Amounts in 000's of US$, except for Share and per Share data)

EXPENSES
Sponsor's Fee	$312	$210	$970	$842
Total expenses	312	210	970	842

Net investment loss	(312)	(210)	(970)	(842)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	120	52	365	268
Realized gain on palladium distributed for the redemption of Shares	4,696	3,914	25,292	30,150
Change in unrealized gain / (loss) on investment in palladium	15,673	14,111	28,727	(35,619)
Total gain / (loss) on investment in palladium	20,489	18,077	54,384	(5,201)

Change in net assets from operations	$20,177	$17,867	$53,414	$(6,043)

Net increase / (decrease) in net assets per Share	$14.14	$12.11	$34.07	$(3.08)

Weighted average number of Shares	1,427,174	1,475,000	1,567,857	1,961,905

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,450,000	$208,729	1,600,000	$144,896
Net investment loss		(312)		(210)
Realized gain on palladium transferred to pay expenses		4,816		3,966
Change in unrealized gain on investment in palladium		15,673		14,111
Creations	125,000	18,994	-	-
Redemptions	(75,000)	(11,080)	(200,000)	(17,441)
Closing balance	1,500,000	$236,820	1,400,000	$145,322

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,550,000	$185,465	2,400,000	$241,555
Net investment loss		(970)		(842)
Realized gain on palladium transferred to pay expenses		25,657		30,418
Change in unrealized gain / (loss) on investment in palladium		28,727		(35,619)
Creations	475,000	67,307	250,000	24,277
Redemptions	(525,000)	(69,366)	(1,250,000)	(114,467)
Closing balance	1,500,000	$236,820	1,400,000	$145,322

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Financial Highlights (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$143.96	$90.56	$119.66	$100.65
Income from investment operations:
Net investment loss	(0.22)	(0.14)	(0.62)	(0.43)
Total realized and unrealized gains or losses on investment in palladium	14.14	13.38	38.84	3.58
Change in net assets from operations	13.92	13.24	38.22	3.15

Net asset value per Share at end of period	$157.88	$103.80	$157.88	$103.80

Weighted average number of shares	1,427,174	1,475,000	1,567,857	1,961,905

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value (2)	9.67%	14.62%	31.94%	3.13%

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended September 30, 2019 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At September 30, 2019, approximately 96.3% of the Trust’s palladium was held by the Zurich Sub-Custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2019	December 31, 2018

Level 2
Investment in palladium	$225,091	$185,555

There were no transfers between levels during the nine months ended September 30, 2019, or the year ended December 31, 2018.

2.3. Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At September 30, 2019 the Trust had $11,841,027 of palladium receivable for the creation of Shares and no payable for the redemption of Shares. At December 31, 2018, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2019 and December 31, 2018.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Palladium

Changes in ounces of palladium and their respective values for the three and nine months ended September 30, 2019 and 2018 are set out below:

	Three Months Ended	Three Months Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2019	September 30, 2018
Ounces of palladium
Opening balance	137,029.7	152,323.9
Creations	4,718.2	-
Redemptions	(7,079.3)	(18,994.2)
Transfers of palladium to pay expenses	(205.2)	(428.6)
Closing balance	134,463.4	132,901.1

Investment in palladium
Opening balance	$208,833	$145,165
Creations	7,153	-
Redemptions	(11,080)	(17,441)
Realized gain on palladium distributed for the redemption of Shares	4,696	3,914
Transfers of palladium to pay expenses	(304)	(407)
Realized gain on palladium transferred to pay expenses	120	52
Change in unrealized gain on investment in palladium	15,673	14,111
Closing balance	$225,091	$145,394

	Nine Months Ended	Nine Months Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2019	September 30, 2018
Ounces of palladium
Opening balance	146,915.9	228,863.1
Creations	37,852.4	23,800.7
Redemptions	(49,633.9)	(118,869.0)
Transfers of palladium to pay expenses	(671.0)	(893.7)
Closing balance	134,463.4	132,901.1

Investment in palladium
Opening balance	$185,555	$241,679
Creations	55,466	24,277
Redemptions	(69,366)	(114,467)
Realized gain on palladium distributed for the redemption of Shares	25,292	30,150
Transfers of palladium to pay expenses	(948)	(894)
Realized gain on palladium transferred to pay expenses	365	268
Change in unrealized gain / (loss) on investment in palladium	28,727	(35,619)
Closing balance	$225,091	$145,394

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

For the three months ended September 30, 2019 and 2018, the Sponsor’s Fee was $312,415 and $210,347, respectively. For the nine months ended September 30, 2019 and 2018, the Sponsor’s Fee was $970,513 and $842,359, respectively.

At September 30, 2019 and at December 31, 2018, the fees payable to the Sponsor were $112,223 and $89,688, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2019 and 2018.

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

2.9 Recent Accounting Pronouncements

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which had an effective date of November 5, 2018. The Sponsor has adopted the changes which align the time period presented for the current and comparative periods in the Statement of Operations, Statement of Changes in Net Assets and Note 2.6 in the Notes to the Financial Statements in the Trust’s Form 10-Q for the period ended September 30, 2019.

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium and only in aggregations of 25,000 Shares, effective April 1, 2019, or integral multiples thereof. Prior to April 1, 2019, the Trust issued and redeemed Shares in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

The Quarter Ended September 30, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $208,729,479 at June 30, 2019 to $236,820,219 at September 30, 2019, a 13.46% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 9.84% from $1,524.00 at June 30, 2019 to $1,674.00 at September 30, 2019, and an increase in outstanding Shares, which rose from at 1,450,000 at June 30, 2019 to 1,500,000 at September 30, 2019 as a result of 75,000 Shares (3 Baskets) being redeemed and 125,000 Shares (5 Baskets) being created during the quarter.

The NAV per Share increased 9.67% from $143.96 at June 30, 2019 to $157.88 at September 30, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $312,415 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $157.88 at September 30, 2019 was the highest during the quarter, compared with a low of $131.13 at August 2, 2019.

The increase in net assets from operations for the quarter ended September 30, 2019 was $20,175,967, resulting from a realized gain of $119,531 on the transfer of palladium to pay expenses, a realized gain of $4,696,248 on palladium distributed for the redemption of Shares, and a change in unrealized gain on investment in palladium of $15,672,603, offset by the Sponsor’s Fee of $312,415. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2019.

The Nine Months Ended September 30, 2019

The Trust’s NAV increased from $185,465,009 at December 31, 2018 to $236,820,219 at September 30, 2019, a 27.69% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 32.54% from $1,263.00 at December 31, 2018 to $1,674.00 at September 30, 2019. Shares outstanding fell from 1,550,000 Shares at December 31, 2018 to 1,500,000 Shares at September 30, 2019, a result of 475,000 Shares (12 Baskets) being created and 525,000 Shares (18 Baskets) being redeemed during the period.

The NAV per Share increased 31.94% from $119.66 at December 31, 2018 to $157.88 at September 30, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $970,513 for the nine months ended September 30, 2019, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $157.88 at September 30, 2019 was the highest during the period, compared with a low of $120.03 at January 2, 2019.

The increase in net assets from operations for the nine months ended September 30, 2019 was $53,413,451, resulting from a change in unrealized gain on investment of palladium of $28,727,390, a realized gain of $365,066 on the transfer of palladium to pay expenses, a realized gain of $25,291,508 on palladium distributed for the redemption of Shares, offset by the Sponsor’s Fee of $970,513. Other than the Sponsor’s Fee, the Trust had no expenses during the nine months ended September 30, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At September 30, 2019, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, here have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Uncertainty regarding the effects of Brexit could adversely affect the price of the Shares.

The ongoing negotiations surrounding the United Kingdom’s (“UK”) exit from the European Union (“EU”) (“Brexit”) have yet to provide clarity on what the outcome will be for the UK or Europe. The UK remains a member of the EU until the legally established departure date (the “Exit Day”). This was originally March 29, 2019, but has been extended three times following agreement by all EU member states, and is now expected to be on or before January 31, 2020. Until Exit Day, all existing EU-derived laws and regulations continue to apply in the UK. Those laws may continue to apply for an additional transitional period following Exit Day, depending on whether a deal is struck between the UK and EU and, if so, what that deal is. In any event, the UK has undertaken a process of “on-shoring” all EU legislation, pursuant to which there appears, at this stage, to be no policy changes to EU law. However, various open questions remain as to how cross-border financial services will work post-Exit Day, and the EU has not yet provided any material cushion from the effects of Brexit for financial services as a matter of EU law.

The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, UK or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. In addition, the risk that Standard Life Aberdeen plc, the parent of the Sponsor and which is headquartered in the UK, fails to adequately prepare for Brexit could have significant customer, reputation and capital impacts for Standard Life Aberdeen plc and its subsidiaries, including those providing services to the Trust; however, Standard Life Aberdeen plc and its subsidiaries have detailed contingency planning in place to seek to manage the consequences of Brexit to the Trust and to avoid any disruption on the Trust and to the services they provide. Given the fluidity and complexity of the situation, we cannot provide assurance that the Trust will not be adversely impacted despite these preparations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2019:

 5 Baskets were created.

 3 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	palladium per Share
July 2019	2	50,000	0.094
August 2019	-	-	-
September 2019	1	25,000	0.094
	3	75,000	0.094

Item 3. Defaults Upon Senior Securities

None.

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

101

The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PALLADIUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: November 8, 2019	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.