Form 10-K
period 2019-12-31
Aberdeen Standard Palladium ETF Trust
filed 2020-02-28
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 28, 2019 as reported by the NYSE Arca, Inc. on that date: $211,091,000.

As of February 26, 2020, Aberdeen Standard Palladium ETF Trust has 1,775,000 Aberdeen Standard Physical Palladium Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the Aberdeen Standard Palladium ETF Trust (the “Trust”) is to own palladium transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of palladium bullion. The Trust was formed on December 30, 2009 when an initial deposit of palladium was made in exchange for the issuance of two Baskets. Prior to April 1, 2019, a Basket consisted of 50,000 Shares.  Effective April 1, 2019, the number of Shares that constitute a Basket was decreased to 25,000 Shares.

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $185,465,009 at December 31, 2018 to $300,485,250 at December 31, 2019, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 1,550,000 Shares at December 31, 2018 to 1,675,000 Shares at December 31, 2019.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (“NFA”). The Trust is not a commodity pool for purposes of the CEA and the shares are not “commodity interests”  and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandard.com/en-us/us/investor/fund-centre through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 84% of platinum supply in 2018 and 79% of palladium supply in 2018.

World Palladium Supply and Demand 2009-2018

The following table sets forth a summary of the world palladium supply and demand for the period from 2009 to 2018 and is based on information reported from Johnson Matthey PGM Market Report – May 2019.

(thousands of ounces)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Supply
South Africa	2,370	2,640	2,560	2,359	2,465	2,125	2,684	2,570	2,554	2,543
Russia	3,635	3,720	3,480	2,887	2,628	2,589	2,434	2,773	2,407	2,976
Others	1,095	995	1,320	1,239	1,305	1,389	1,337	1,417	1,410	1,458
Total Supply	7,100	7,355	7,360	6,485	6,398	6,103	6,455	6,760	6,371	6,977

Demand by Application
Autocatalyst	4,050	5,580	6,155	6,673	7,061	7,512	7,622	7,941	8,391	8,721
Chemical	325	370	440	524	440	358	451	414	529	565
Dental	635	595	540	510	457	468	468	430	398	364
Electrical	1,370	1,410	1,375	1,190	1,070	1,014	903	871	840	807
Investment	625	1,095	(565)	467	(8)	943	(659)	(646)	(386)	(574)
Jewelry	775	595	505	442	354	272	222	191	173	157
Other	70	90	110	104	109	111	134	151	134	182
Total Gross Demand	7,850	9,735	8,560	9,910	9,483	10,678	9,141	9,352	10,079	10,222

Recycling
Autocatalyst	(965)	(1,310)	(1,695)	(1,675)	(1,905)	(2,158)	(1,897)	(2,001)	(2,404)	(2,633)
Other	(465)	(540)	(690)	(637)	(620)	(563)	(521)	(502)	(503)	(491)
Total Recycling	(1,430)	(1,850)	(2,385)	(2,312)	(2,525)	(2,721)	(2,418)	(2,503)	(2,907)	(3,124)

Total Net Demand	6,420	7,885	6,175	7,598	6,958	7,957	6,723	6,849	7,172	7,098

Movements in stocks	680	(530)	1,185	(1,113)	(560)	(1,854)	(268)	(89)	(801)	(121)

Source: Johnson Matthey PGM Market Report - May 2019

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 44% of supply over the past 10 years. However,

its production has declined and sales of state held stock has dwindled down to zero. In 2018, Russia provided 43% of mine supplies,  while South Africa produced 36%. South Africa has, on average, supplied approximately 37% of production over the past 10 years. North America contributes approximately 13% of mine supply. Autocatalysts continue to be the largest component of palladium demand, representing more than 85% of total demand in 2018, up from 83% of total demand in 2017.  Retail investors returned nearly 575,000 ounces of palladium to the market in 2018, as high prices stimulated profit taking in virtually all palladium ETF products. Jewelry demand for palladium contributed 1.5% of total demand in 2018,  down from 3% in 2017. Other industrial demand (chemical, dental and electrical) has fallen from 30% of total demand in 2009 to 17% of total demand in 2018.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 31, 2009 to December 31, 2019 and is based on information provided by Bloomberg:

Spot Palladium Price
US$/oz
2,200
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
Source: Bloomberg, Aberdeen Standard Investments. Chart data from 12/31/09 to 12/31/19.

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579 per ounce in February 2008 to $173 per ounce in October 2008. Prices then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand in addition to increasing emission controls. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012. Palladium rose to a 13 year high of $907 per ounce in September 2014, a 27% increase from the start of the year. The rally was driven by supply side concerns following the longest strike in South African mining history and escalating tensions between Russia and Ukraine. The strong rally in 2014 was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Palladium was the top performer of the precious metals complex for 3 consecutive years from 2017 to 2019, where it rose nearly 182% from $676 per troy ounce on December 31, 2016 to $1,905 per troy ounce on December 31, 2019.  The deficit in the palladium market looks set to widen dramatically, with stricter emissions legislation forecast to trigger a steep change in demand from Chinese automakers.

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

The Zurich and London Palladium Bullion Markets

Although the market for physical palladium is distributed globally, most palladium is stored and most OTC market trades are cleared through Zurich. As of September 1, 2009, London also serves as a center for the clearing of OTC trades in palladium. In addition to coordinating market activities, the LPPM acts as the principal point of contact between the market and its regulators. A primary function of the LPPM is its involvement in the promotion of refining standards by maintenance of the “London/Zurich Good Delivery Lists,” which are the lists of LPPM accredited refiners of palladium. The LPPM also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

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

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces, and one troy ounce equals 31.1034768 grams. A good delivery palladium plate or ingot on the LPPM approved list is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Plate or Ingot”). A Good Delivery Plate or Ingot must contain between 32 and 192 troy ounces of palladium with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The palladium content of a palladium plate or ingot is calculated by multiplying the gross weight by the fineness of the plate or ingot. A Good Delivery Plate or Ingot must also bear the stamp of one of the refiners who are on the LPPM approved list. Unless otherwise specified, the palladium spot price always refers to that of “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non‑electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes are auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Since December 1, 2014, the Sponsor determined that the London palladium fix, which has been revised based on the new LME method and is now known as the LME PM Fix, is an appropriate basis for valuing palladium bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s palladium bullion each trading day.  The Sponsor also has determined that the LME PM Fix will fairly represent the commercial value of palladium bullion held by the Trust and, the “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s palladium bullion as of any day is the LME PM Fix for such day.

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

The Sponsor’s Fee for the year ended December 31, 2019 was $1,392,218  (December 31, 2018:  $1,073,755; December 31, 2017: $1,278,403).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Deposit of Palladium; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets.  Prior to April 1, 2019, the number of Shares that constituted a Basket was 50,000 Shares. Effective April 1, 2019, the Basket size was decreased to 25,000 Shares. Only registered broker-dealers (or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution) who (1) are participants in DTC and (2) have entered into written agreements with the Sponsor and the Trustee (each an “Authorized Participant”) can deposit palladium and receive Baskets of Shares in exchange. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of palladium represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

The Sponsor

The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc.  (“ASII”). Aberdeen Standard Investments is a brand of the investment businesses of Standard Life Investments plc, its affiliates and subsidiaries. In the United States, Aberdeen Standard Investments is the marketing name for the following affiliated, registered investment advisers: ASII, Aberdeen Asset Managers Ltd., Aberdeen Standard Investments Australia Ltd., Aberdeen Standard Investments (Asia) Ltd., Aberdeen Capital Management, LLC, Aberdeen Standard Investments ETFs Advisors LLC and Standard Life Investments (Corporate Funds) Ltd.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, NY 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million.  As of December 31, 2019, the Trustee is in compliance with these conditions.

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

JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, Canary Wharf, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA. The Zurich Sub-Custodian that the Custodian currently uses is UBS AG, which is located at 45 Bahnhoffstrasse, 8021 Zurich, Switzerland.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the palladium and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 2, 2019 and December 31, 2019.

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets and only upon the order of an Authorized Participant. Effective April 1, 2019, the number of Shares that constitute a Basket for the purposes of creations and redemptions is 25,000 Shares.  Prior to April 1, 2019, a Basket consisted of 50,000 Shares. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

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

The Trust Agreement places no limit on the amount of palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of palladium. The global market for palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2014 to 2018, world palladium mine supply averaged 6.5 million ounces, while world net demand averaged 7.2 million ounces. If the amount of palladium acquired by the Trust is large enough in relation to global palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of palladium unrelated to other factors affecting the global market for palladium. Such an impact could affect the price for palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

Discrepancies, disruptions or unreliability of the LME PM Fix could impact the value of the Trust’s palladium and the market price of the Shares.

The Trustee values the Trust’s palladium pursuant to the LME PM Fix. In the event that the LME PM Fix proves to be an inaccurate benchmark, or the LME PM Fix varies materially from the prices determined by other mechanisms for valuing palladium, the value of the Trust’s palladium and the market price of the Shares could be adversely impacted. Any future developments in the LME PM Fix, to the extent it has a material impact on the LME PM Fix, could adversely impact the value of the Trust’s palladium and the market price of the Shares. It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the benchmark to produce, the LME PM Fix on any given date. Furthermore, any actual or perceived disruptions that result in the perception that the LME PM Fix is vulnerable to actual or attempted manipulation could adversely affect the behavior of market participants, which may have an effect on the price of palladium. If the LME PM Fix is unreliable for any reason, the price of palladium and the market price for the Shares may decline or be subject to greater volatility.

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

•

Autocatalysts, automobile components that use palladium, accounted for approximately 85% of the net global demand in palladium in 2018. While the automotive sector in China and the US is showing signs of recovery, the European market is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand.
•	A decline in the global automotive industry may impact the price of palladium and affect the price of the Shares.

A decline in the automobile industry or a shift from gasoline-powered to electric vehicles may have the effect of causing a decline in the price of palladium and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use palladium, accounted for approximately 85% of the global demand in palladium in 2018.  Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand.  A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of palladium and the price of Shares.

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

Because the Trustee does not, and the Custodian has limited obligations to, oversee and monitor the activities of sub-custodians who may hold the Trust’s palladium, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s palladium could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s palladium on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are The Bank of Nova Scotia – ScotiaMocatta, Brinks Global Services Inc., HSBC Bank plc, ICBC Standard Bank plc, Malca-Amit SA Zurich, and UBS Zurich. The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s palladium from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s palladium or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian and the Zurich Sub-Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s palladium and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

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

The United Kingdom (“UK”) stopped being a member of the European Union (“EU”) (“Brexit”) on January 31, 2020 (“Exit Day”). Following Exit Day, the EU entered an 11-month transitional period to December 31, 2020 (the “Transitional Period”) during which existing EU-derived laws and regulations and trading relationships continue to apply in the UK while the parties decide what their future relationship will look like. The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, UK, or worldwide political, regulatory, economic, or market conditions and could contribute to instability in political institutions, regulatory agencies, and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is continued to be defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. In addition, the risk that Standard Life Aberdeen plc, the parent of the Sponsor and which is headquartered in the UK, fails to adequately prepare for and adjust to Brexit could have significant customer, reputation, and capital impacts for Standard Life Aberdeen plc and its subsidiaries, including those providing services to the Trust; however, Standard Life Aberdeen plc and its subsidiaries have detailed contingency planning in place to manage the consequences of Brexit to the Trust and to avoid any disruption on the Trust and to the services they provide. Given the fluidity and complexity of the situation, the Trust may be adversely impacted despite these preparations.

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

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2019 and 2018:

Fiscal Year Ended December 31, 2019: Quarter Ended
	High	Low
March 31, 2019	$152.13	$120.03
June 30, 2019	$146.34	$123.04
September 30, 2019	$159.25	$132.51
December 31, 2019	$185.79	$156.59

Fiscal Year Ended December 31, 2018: Quarter Ended
	High	Low
March 31, 2018	$107.13	$90.53
June 30, 2018	$98.70	$85.85
September 30, 2018	$102.67	$80.32
December 31, 2018	$123.65	$99.98

The number of outstanding Shares of the Trust as of February 26, 2020  was 1,775,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2019	$144.31	$132.51
September 2019	$159.25	$144.89
October 2019	$170.40	$156.59
November 2019	$172.95	$158.36
December 2019	$185.79	$173.79
January 2020	$237.00	$184.41

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium, only in aggregations of 25,000 Shares, referred to as a Basket.  A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2019 and 2018:

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2019	-	-
February 2019	50,000	0.095
March 2019	100,000	0.095
April 2019	75,000	0.095
May 2019	200,000	0.095
June 2019	25,000	0.095
July 2019	50,000	0.094
August 2019	-	-
September 2019	25,000	0.094
October 2019	-	-
November 2019	75,000	0.094
December 2019	25,000	0.094
Total	625,000	0.095

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2018	-	-
February 2018	50,000	0.095
March 2018	-	-
April 2018	200,000	0.095
May 2018	700,000	0.095
June 2018	100,000	0.095
July 2018	100,000	0.095
August 2018	100,000	0.095
September 2018	-	-
October 2018	-	-
November 2018	-	-
December 2018	-	-
Total	1,250,000	0.095

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$300,638	$185,555	$241,679	$178,342	$184,779
Total gain / (loss) on palladium	$90,140	$17,340	$91,808	$41,126	$(103,797)
Change in net assets from operations	$88,748	$16,266	$90,530	$40,026	$(105,575)
Weighted average number of Shares	1,590,959	1,826,301	2,559,726	3,114,344	4,350,137
Net increase / (decrease) in net assets per Share	$55.78	$8.91	$35.37	$12.85	$(24.27)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

Introduction.

The Aberdeen Standard Palladium ETF Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and Aberdeen Standard Investments ETFs Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of palladium bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

The Trust issues and redeems Shares only in exchange for palladium, only in aggregations of 25,000 Shares effective April 1, 2019 (prior to April 1, 2019, the number of Shares that constituted a Basket was 50,000 Shares) or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers (or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution) that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”).

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PALL.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding palladium price (per 1/10 of an oz. of palladium) since inception:

NAV per Share vs. Palladium Price from December 30, 2009 (the Date of Inception) to December 31, 2019

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

	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in 000's of US$)
Investment in palladium - cost	$170,040	$112,344	$155,318
Unrealized gain on investment in palladium	130,598	73,211	86,361
Investment in palladium - fair value	$300,638	$185,555	$241,679

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the palladium and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 2, 2019 and December 31, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At December 31, 2019 and 2018, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in 000's of US$)
Total gain on palladium	$90,140	$17,340	$91,808
Change in net assets from operations	$88,748	$16,266	$90,530
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2019

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the palladium owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $185,465,009 at December 31, 2018 to $300,485,250 at December 31, 2019, a 62.02% increase for the year. The increase in the Trust’s NAV resulted primarily from a increase in outstanding Shares, which rose from 1,550,000 Shares at December 31, 2018 to 1,675,000 Shares at December 31, 2019, a result of 750,000 Shares (30 Baskets) being created and 625,000 Shares (25 Baskets) being redeemed during the year.

There was an increase in the price per ounce of palladium, which rose 50.83% from $1,263.00 at December 31, 2018 to $1,905.00 at December 31, 2019.

The NAV per Share increased 49.92% from $119.66 at December 31, 2018 to $179.39 at December 31, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,392,218 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $185.66 at December 13, 2019 was the highest during the year, compared with a low of $120.03 at January 2, 2019.

The increase in net assets from operations for the year ended December 31, 2019 was $88,747,092, resulting from a realized gain of $519,521 on the transfer of palladium to pay expenses, a realized gain of $32,232,847 on palladium distributed for the redemption of Shares, a change in unrealized gain on investment in palladium of $57,386,942, offset by the Sponsor’s Fee of $1,392,218. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2019.

The year ended December 31, 2018

The Trust’s NAV decreased from $241,554,950 at December 31, 2017 to $185,465,009 at December 31, 2018, a 23.22% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 2,400,000 Shares at December 31, 2017 to 1,550,000 Shares at December 31, 2018, a result of 400,000 Shares (16 Baskets) being created and 1,250,000 Shares (50 Baskets) being redeemed during the year. Effective April 1, 2019, the number of shares in a block that constitutes a basket decreased from 50,000 Shares to 25,000 Shares (the “Basket Size Change”). The information presented attributable to periods prior to the Basket Size Change has been adjusted to reflect the effect of the Basket Size Change.

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

There was a decrease in outstanding Shares, which fell from 2,750,000 Shares at December 31, 2016 to 2,400,000 Shares at December 31, 2017, a result of 450,000 Shares (18 Baskets) being created and 800,000 Shares (32 Baskets) being redeemed during the year.  Effective April 1, 2019, the number of shares in a block that constitutes a basket decreased from 50,000 Shares to 25,000 Shares (the “Basket Size Change”). The information presented attributable to periods prior to the Basket Size Change has been adjusted to reflect the effect of the Basket Size Change.

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

Item 8. Financial Statements and Supplementary Data - (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2019
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$329	$329	$312	$422	$1,392
Total Expenses	329	329	312	422	1,392

Net investment loss	(329)	(329)	(312)	(422)	(1,392)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	118	127	120	155	520
Realized gain on palladium distributed for the redemption of Shares	5,408	15,187	4,696	6,942	32,233
Change in unrealized gain on investment in palladium	11,210	1,844	15,673	28,660	57,387
Total gain on palladium	16,736	17,158	20,489	35,757	90,140

Change in net assets from operations	$16,407	$16,829	$20,177	$35,335	$88,748

Net increase in net assets per Share	$9.68	$10.62	$14.14	$21.29	$55.78

Weighted average number of shares	1,695,000	1,584,341	1,427,174	1,659,511	1,590,959

Year Ended December 31, 2018
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$357	$275	$210	$232	$1,074
Total Expenses	357	275	210	232	1,074

Net investment loss	(357)	(275)	(210)	(232)	(1,074)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	127	89	52	72	340
Realized gain / (loss) on palladium distributed for the redemption of Shares	1,674	24,563	3,914	(1)	30,150
Change in unrealized (loss) / gain on investment in palladium	(22,191)	(27,540)	14,111	22,470	(13,150)
Total (loss) / gain on palladium	(20,390)	(2,888)	18,077	22,541	17,340

Change in net assets from operations	$(20,747)	$(3,163)	$17,867	$22,309	$16,266

Net (decrease) / increase in net assets per Share	$(8.44)	$(1.61)	$12.11	$15.67	$8.91

Weighted average number of shares	2,458,333	1,963,187	1,475,000	1,423,913	1,826,301

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2019.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Palladium ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Palladium ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2019 and 2018, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements and financial highlights.

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
February 28, 2020

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Audit fees - KPMG	$64,900	$66,500
Audit related fees - KPMG	8,000	8,000
	$72,900	$74,500

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

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

2. Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158380 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018

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

101

The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD PALLADIUM ETF TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Palladium ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Palladium ETF Trust (the Trust), including the schedules of investments, as of December 31, 2019 and 2018, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2019. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2019, and the financial highlights for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

New York, New York
February 28, 2020

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Assets and Liabilities
At December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: December 31, 2019: $170,040; December 31, 2018: $112,344)	$300,638	$185,555
Total assets	300,638	185,555

LIABILITIES
Fees payable to Sponsor	153	90
Total Liabilities	153	90

NET ASSETS (1)	$300,485	$185,465

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2019 were 1,675,000 and at December 31, 2018 were 1,550,000.  Net asset value per share at December 31, 2019 was $179.39 and at  December 31, 2018 was $119.66.

See Notes to the Financial Statements.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Schedules of Investments
At December 31, 2019 and 2018

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	157,815.0	$170,040	$300,638	100.05%
Total investment in palladium	157,815.0	$170,040	$300,638	100.05%
Less liabilities			(153)	(0.05)%
Net assets			$300,485	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	146,915.9	$112,344	$185,555	100.05%
Total investment in palladium	146,915.9	$112,344	$185,555	100.05%
Less liabilities			(90)	(0.05)%
Net assets			$185,465	100.00%

See Notes to the Financial Statements.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Operations
For the years ended years ended December 31, 2019, 2018 and 2017

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,392	$1,074	$1,278
Total expenses	1,392	1,074	1,278

Net investment loss	(1,392)	(1,074)	(1,278)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	520	340	266
Realized gain on palladium distributed for the redemption of Shares	32,233	30,150	14,337
Change in unrealized gain / (loss) on investment in palladium	57,387	(13,150)	77,205
Total gain on investment in palladium	90,140	17,340	91,808

Change in net assets from operations	$88,748	$16,266	$90,530

Net increase in net assets per Share	$55.78	$8.91	$35.37

Weighted average number of Shares	1,590,959	1,826,301	2,559,726

See Notes to the Financial Statements.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Changes in Net Assets
For the years ended years ended December 31, 2019, 2018 and 2017

	Year Ended December 31, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	1,550,000	$185,465
Net investment loss		(1,392)
Realized gain on investment in palladium		32,753
Change in unrealized gain on investment in palladium		57,387
Creations	750,000	112,464
Redemptions	(625,000)	(86,192)
Closing balance at December 31, 2019	1,675,000	$300,485

	Year Ended December 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	2,400,000	$241,555
Net investment loss		(1,074)
Realized gain on investment in palladium		30,490
Change in unrealized loss on investment in palladium		(13,150)
Creations	400,000	42,111
Redemptions	(1,250,000)	(114,467)
Closing balance at December 31, 2018	1,550,000	$185,465

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	2,750,000	$178,252
Net investment loss		(1,278)
Realized gain on investment in palladium		14,603
Change in unrealized gain on investment in palladium		77,205
Creations	450,000	37,402
Redemptions	(800,000)	(64,629)
Closing balance at December 31, 2017	2,400,000	$241,555

See Notes to the Financial Statements.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Financial Highlights
For the years ended years ended December 31, 2019, 2018 and 2017

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017

Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$119.66	$100.65	$64.82
Income from investment operations:
Net investment loss	(0.88)	(0.59)	(0.50)
Total realized and unrealized gains or losses on investment in palladium	60.61	19.60	36.33
Change in net assets from operations	59.73	19.01	35.83

Net asset value per Share at end of period	$179.39	$119.66	$100.65

Weighted average number of shares	1,590,959	1,826,301	2,559,726

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value	49.92%	18.89%	55.28%

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements

2.2. Valuation of Palladium (continued)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2019	December 31, 2018

Level 2
Investment in palladium	$300,638	$185,555

There were no re-allocations or transfers between levels during the years ended December 31, 2019 and 2018.

2.3 Palladium Receivable or Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. At December 31, 2019 and December 31, 2018, the Trust had no palladium receivable or payable for the creation or redemption of Shares. Generally, for all orders accepted, ownership of the palladium is transferred within two business days of the trade date.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements

2.4. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets.  Effective April 1, 2019, the number of Shares that constitute a Basket is 25,000 Shares.  Prior to April 1, 2019, the number of Shares that constituted a Basket was 50,000. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other palladium bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the palladium and any cash required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated palladium account, either loco London or loco Zurich, established with the Custodian or a palladium bullion clearing bank by an Authorized Participant.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements

2.6. Investment in Palladium

Changes in ounces of palladium and the respective values for the years ended December 31, 2019 and 2018 are set out below:

	Year Ended	Year Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2019	December 31, 2018
Ounces of palladium
Opening balance	146,915.9	228,863.1
Creations	70,851.3	38,014.7
Redemptions	(59,056.9)	(118,869.0)
Transfers of palladium to pay expenses	(895.3)	(1,092.9)
Closing balance	157,815.0	146,915.9

Investment in palladium
Opening balance	$185,555	$241,679
Creations	112,464	42,111
Redemptions	(86,192)	(114,467)
Realized gain on palladium distributed for the redemption of Shares	32,233	30,150
Transfers of palladium to pay expenses	(1,329)	(1,108)
Realized gain on palladium transferred to pay expenses	520	340
Change in unrealized gain / (loss) on investment in palladium	57,387	(13,150)
Closing balance	$300,638	$185,555

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

For the year ended December 31, 2019 the Sponsor’s Fee was $1,392,218  (December 31, 2018:  $1,073,755;  December 31, 2017:  $1,278,403).

At December 31, 2019, the fees payable to the Sponsor were $152,293  (December 31, 2018: $89,688).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee is authorized to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2019 and 2018.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements

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

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC

Date: February 28, 2020	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2020	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.