Form 10-Q
period 2020-03-31
Aberdeen Standard Palladium ETF Trust
filed 2020-05-08
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Yes ☐ No ☒

As of May 6, 2020, Aberdeen Standard Palladium ETF Trust had 1,375,000 Aberdeen Standard Physical Palladium Shares ETF outstanding.

ABERDEEN STANDARD PALLADIUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: March 31, 2020: $164,557; December 31, 2019: $170,040)	$303,865	$300,638
Total assets	303,865	300,638

LIABILITIES
Fees payable to Sponsor	169	153
Total Liabilities	169	153

NET ASSETS (1)	$303,696	$300,485

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2020 were 1,400,000 and at December 31, 2019 were 1,675,000. Net asset values per Share at March 31, 2020 and December 31, 2019 were $216.93 and $179.39, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Schedules of Investments
At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	131,714.5	$164,557	$303,865	100.06%
Total investment in palladium	131,714.5	$164,557	$303,865	100.06%
Less liabilities			(169)	(0.06)%
Net assets			$303,696	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	157,815.0	$170,040	$300,638	100.05%
Total investment in palladium	157,815.0	$170,040	$300,638	100.05%
Less liabilities			(153)	(0.05)%
Net assets			$300,485	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$548	$329
Total expenses	548	329

Net investment loss	(548)	(329)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	258	118
Realized gain on palladium distributed for the redemption of Shares	39,238	5,408
Change in unrealized gain / (loss) on investment in palladium	8,711	11,210
Total gain / (loss) on investment in palladium	48,207	16,736

Change in net assets from operations	$47,659	$16,407

Net increase / (decrease) in net assets per Share	$28.84	$9.68

Weighted average number of Shares	1,652,473	1,695,000

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months Ended March 31, 2020
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	1,675,000	$300,485
Net investment loss		(548)
Realized gain on investment in palladium		39,496
Change in unrealized gain on investment in palladium		8,711
Creations	250,000	53,808
Redemptions	(525,000)	(98,256)
Closing balance at March 31, 2020	1,400,000	$303,696

	Three Months Ended March 31, 2019

Opening balance at January 1, 2019	1,550,000	$185,465
Net investment loss		(329)
Realized gain on investment in palladium		5,526
Change in unrealized gain on investment in palladium		11,210
Change in unrealized loss on unsettled creations or redemptions		(179)
Creations	350,000	48,313
Redemptions	(150,000)	(19,896)
Closing balance at March 31, 2019	1,750,000	$230,110

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$179.39	$119.66
Income from investment operations:
Net investment loss	(0.33)	(0.19)
Total realized and unrealized gains or losses on investment in palladium	37.87	12.03
Change in net assets from operations	37.54	11.84

Net asset value per Share at end of period	$216.93	$131.50

Weighted average number of Shares	1,652,473	1,695,000

Expense ratio (1)	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%

Total return, at net asset value (2)	20.93%	9.89%

(1)Annualized for periods of less than one year.

(2)Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Palladium ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 (the “Date of Inception”), under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds palladium bullion and issues Aberdeen Standard Physical Palladium Shares ETF (“Shares”) in minimum blocks of Shares (also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Prior to April 1, 2019, the number of Shares that constituted a Basket was 50,000 Shares. Effective April 1, 2019, the Basket size was reduced to 25,000 Shares. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At March 31, 2020, approximately 96.5% of the Trust’s palladium was held by the Zurich Sub-Custodian.

Palladium is recorded at fair value. The cost of palladium is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of palladium administered by the London Metal Exchange (“LME”) (the “LME PM Fix”). Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of palladium transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2020	December 31, 2019

Level 2
Investment in palladium	$303,865	$300,638

There were no transfers between levels during the three months ended March 31, 2020, or the year ended December 31, 2019.

2.3. Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At March 31, 2020 and December 31, 2019, respectively, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2020 or December 31, 2019.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Palladium

Changes in ounces of palladium and their respective values for the three months ended March 31, 2020 and 2019 are set out below:

	Three Months	Three Months
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2020	March 31, 2019
Ounces of palladium
Opening balance	157,815.0	146,915.9
Creations	23,524.8	33,134.3
Redemptions	(49,385.6)	(9,464.5)
Transfers of palladium to pay expenses	(239.7)	(222.9)
Closing balance	131,714.5	170,362.8

Investment in palladium
Opening balance	$300,638	$185,555
Creations	53,808	48,313
Redemptions	(98,257)	(13,500)
Realized gain on palladium distributed for the redemption of Shares	39,238	5,408
Transfers of palladium to pay expenses	(531)	(300)
Realized gain on palladium transferred to pay expenses	258	118
Change in unrealized gain on investment in palladium	8,711	11,210
Closing balance	$303,865	$236,804

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.7. Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of palladium to the Sponsor.

The Trust will transfer palladium to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.60% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears.

The Sponsor has agreed to assume administrative and marketing expenses incurred by the Trust, including the Trustee’s monthly fee and out of pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses, exchange listing fees, United States Securities and Exchange Commission (the “SEC”) registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses.

For the three months ended March 31, 2020 and 2019, the Sponsor’s Fee was $547,590 and $329,045, respectively.

At March 31, 2020 and at December 31, 2019, the fees payable to the Sponsor were $169,297 and $152,293, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2020 and 2019.

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

Realized gains and losses result from the transfer of palladium for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and average cost of palladium transferred.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

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

All fees accruing for the day on which the valuation takes place that are computed by reference to the value of the Trust or its assets are calculated using the ANAV calculated for such day. The Trustee subtracts from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

ABERDEEN STANDARD PALLADIUM ETF TRUST

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

The Quarter Ended March 31, 2020

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $300,485,250 at December 31, 2019 to $303,695,978 at March 31, 2020, a 1.07% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 21.10% from $1,905.00 at December 31, 2019 to $2,307.00 at March 31, 2020, and a decrease in outstanding Shares, which fell from 1,675,000 at December 31, 2019 to 1,400,000 at March 31, 2020 as a result of 525,000 Shares (21 Baskets) being redeemed and 250,000 Shares (10 Baskets) being created during the quarter.

The NAV per Share increased 20.93% from $179.39 at December 31, 2019 to $216.93 at March 31, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $547,590 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $261.67 at February 19, 2020 was the highest during the quarter, compared with a low of $146.44 at March 16, 2020.

The increase in net assets from operations for the quarter ended March 31, 2020 was $47,659,193, resulting from a realized gain of $257,600 on the transfer of palladium to pay expenses, a realized gain of $39,238,246 on palladium distributed for the redemption of Shares, and a change in unrealized gain on investment in palladium of $8,710,937, offset by the Sponsor’s Fee of $547,590. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2020.

The Quarter Ended March 31, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $185,465,009 at December 31, 2018 to $230,109,954 at March 31, 2019, a 24.07% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 10.06% from $1,263.00 at December 31, 2018 to $1,390.00 at March 31, 2019 and an increase in outstanding Shares, which rose from 1,550,000 Shares at December 31, 2018 to 1,750,000 Shares at March 31, 2019, a result of 350,000 Shares (14 Baskets) being created and 150,000 Shares (6 Baskets) being redeemed. Effective April 1, 2019, the number of shares in a block that constitutes a basket decreased from 50,000 Shares to 25,000 Shares (the “Basket Size Change”). The information presented attributable to periods prior to the Basket Size Change has been adjusted to reflect the effect of the Basket Size Change.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At March 31, 2020, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Uncertainty regarding the effects of COVID-19

The respiratory illness COVID-19 caused by a novel coronavirus has resulted in a global pandemic and major disruption to economies and markets around the world, including the United States. Financial markets have experienced extreme volatility and severe losses, and trading in many instruments has been disrupted. Liquidity for many instruments has been greatly reduced for periods of time. Some interest rates are very low and in some cases yields are negative. Some sectors of the economy and individual issuers have experienced particularly large losses. These circumstances may continue for an extended period of time, and may continue to affect adversely the value and liquidity of the Trust’s investments. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, including the Shares of the Trust, are not known. Governments and central banks, including the Federal Reserve in the U.S., have taken extraordinary and unprecedented actions to support local and global economies and the financial markets. The impact of these measures, and whether they will be effective to mitigate the economic and market disruption, will not be known for some time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2020:

 10 Baskets were created.

 21 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	palladium per Share
January 2020	3	75,000	0.094
February 2020	-	-	-
March 2020	18	450,000	0.094
	21	525,000	0.094

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

101

The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PALLADIUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: May 8, 2020	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.