Form 10-Q
period 2020-06-30
Aberdeen Standard Palladium ETF Trust
filed 2020-08-07
CIK 1459862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34589

ABERDEEN STANDARD PALLADIUM ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Palladium Shares ETF	PALL	NYSE Arca

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒    No

As of August 5, 2020, Aberdeen Standard Palladium ETF Trust had 1,800,000 Aberdeen Standard Physical Palladium Shares ETF outstanding.

ABERDEEN STANDARD PALLADIUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: June 30, 2020: $182,502; December 31, 2019: $170,040)	$263,945	$300,638
Total assets	263,945	300,638

LIABILITIES
Fees payable to Sponsor	129	153
Total liabilities	129	153

NET ASSETS(1)	$263,816	$300,485

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2020 were 1,475,000 and at December 31, 2019 were 1,675,000. Net asset values per Share at June 30, 2020 and December 31, 2019 were $178.86 and $179.39, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Schedules of Investments

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	138,553.8	$182,502	$263,945	100.05%
Total investment in palladium	138,553.8	$182,502	$263,945	100.05%
Less liabilities			(129)	(0.05)%
Net Assets			$263,816	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	157,815.0	$170,040	$300,638	100.05%
Total investment in palladium	157,815.0	$170,040	$300,638	100.05%
Less liabilities			(153)	(0.05)%
Net Assets			$300,485	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$376	$329	$924	$658
Total expenses	376	329	924	658

Net investment loss	(376)	(329)	(924)	(658)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	160	127	418	246
Realized gain on palladium distributed for the redemption of Shares	4,647	15,187	43,885	20,595
Change in unrealized gain and loss on investment in palladium	(57,866)	1,844	(49,155)	13,055
Total (loss) / gain on investment in palladium	(53,059)	17,158	(4,852)	33,896

Change in net assets from operations	$(53,435)	$16,829	$(5,776)	$33,238

Net increase / (decrease) in net assets per Share	$(37.93)	$10.62	$(3.77)	$20.27

Weighted average number of Shares	1,408,791	1,584,341	1,530,632	1,639,365

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,400,000	$303,696	1,750,000	$230,110
Net investment loss		(376)		(329)
Realized gain on investment in palladium		4,807		15,314
Change in unrealized (loss) / gain on investment in palladium		(57,866)		1,844
Change in unrealized gain on unsettled creations or redemptions		—		179
Creations	150,000	27,196	—	—
Redemptions	(75,000)	(13,641)	(300,000)	(38,388)
Closing balance	1,475,000	$263,816	1,450,000	$208,730

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,675,000	$300,485	1,550,000	$185,465
Net investment loss		(924)		(658)
Realized gain on investment in palladium		44,303		20,841
Change in unrealized (loss) / gain on investment in palladium		(49,155)		13,055
Creations	400,000	81,005	350,000	48,313
Redemptions	(600,000)	(111,898)	(450,000)	(58,286)
Closing balance	1,475,000	$263,816	1,450,000	$208,730

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$216.93	$131.50	$179.39	$119.66
Income from investment operations:
Net investment loss	(0.27)	(0.21)	(0.60)	(0.40)
Total realized and unrealized gains or losses on investment in palladium	(37.80)	12.67	0.07	24.70
Change in net assets from operations	(38.07)	12.46	(0.53)	24.30

Net asset value per Share at end of period	$178.86	$143.96	$178.86	$143.96

Weighted average number of Shares	1,408,791	1,584,341	1,530,632	1,639,365

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	(17.55)%	9.48%	(0.30)%	20.31%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

1.	Organization

The Aberdeen Standard Palladium ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds palladium bullion and issues Aberdeen Standard Physical Palladium Shares ETF (“Shares”) in minimum blocks of Shares (also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Prior to April 1, 2019, the number of Shares that constituted a Basket was 50,000 Shares. Effective April 1, 2019, the Basket size was reduced to 25,000 Shares. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2020, approximately 88.34% of the Trust’s palladium was held by one or more sub-custodians.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2020	December 31, 2019
Level 2
Investment in palladium	$263,945	$300,638

There were no transfers between levels during the six months ended June 30, 2020 or the year ended December 31, 2019.

2.3.	Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At June 30, 2020, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2019, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

2.4.	Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 25,000 Shares effective April 1, 2019. Prior to April 1, 2019, the number of Shares that constituted a Basket was 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other palladium bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the palladium required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated palladium account, either loco London or loco Zurich, established with the Custodian or a palladium bullion clearing bank by an Authorized Participant.

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2020 and December 31, 2019.

2.6.	Investment in Palladium

Changes in ounces of palladium and their respective values for the three and six months ended June 30, 2020 and 2019 are set out below:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	131,714.5	170,362.8
Creations	14,090.0	—
Redemptions	(7,047.2)	(33,090.0)
Transfers of palladium to pay expenses	(203.5)	(243.1)
Closing balance	138,553.8	137,029.7

Investment in palladium
Opening balance	$303,865	$236,804
Creations	27,196	—
Redemptions	(13,641)	(44,785)
Realized gain on palladium distributed for the redemption of Shares	4,647	15,187
Transfers of palladium to pay expenses	(416)	(344)
Realized gain on palladium transferred to pay expenses	160	127
Change in unrealized (loss) / gain on investment in palladium	(57,866)	1,844
Closing balance	$263,945	$208,833

ABERDEEN STANDARD PALLADIUM ETF TRUST

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	157,815.0	146,915.9
Creations	37,614.8	33,134.3
Redemptions	(56,432.8)	(42,554.5)
Transfers of palladium to pay expenses	(443.2)	(466.0)
Closing balance	138,553.8	137,029.7

Investment in palladium
Opening balance	$300,638	$185,555
Creations	81,005	48,313
Redemptions	(111,898)	(58,286)
Realized gain on palladium distributed for the redemption of Shares	43,885	20,595
Transfers of palladium to pay expenses	(948)	(645)
Realized gain on palladium transferred to pay expenses	418	246
Change in unrealized (loss) / gain on investment in palladium	(49,155)	13,055
Closing balance	$263,945	$208,833

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended June 30, 2020 and 2019, the Sponsor’s Fee was $376,185 and $329,053, respectively. For the six months ended June 30, 2020 and 2019, the Sponsor’s Fee was $923,775 and $658,098, respectively.

ABERDEEN STANDARD PALLADIUM ETF TRUST

At June 30, 2020 and at December 31, 2019, the fees payable to the Sponsor were $129,211 and $152,293, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2020 and 2019.

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

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants and purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. In addition, the Trustee and the Custodian and their affiliates may from time to time purchase or sell palladium directly, for their own account, as agent for their customers and for accounts over which they exercise investment discretion. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust.

4.	Concentration of Risk

The Trust’s sole business activity is the investment in palladium, and substantially all the Trust’s assets are holdings of palladium, which creates a concentration of risk associated with fluctuations in the price of palladium. Several factors could affect the price of palladium, including: (i) global palladium supply and demand, which is influenced by factors such as production and cost levels in major palladium-producing countries, recycling, autocatalyst demand, industrial demand, jewelry demand, investment demand, and sales of existing stockpiles of palladium, which have been a key source of supply and are likely to be exhausted soon, placing a higher burden on new mine supply; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that palladium will maintain its long-term value in terms of purchasing power in the future. In the event that the price of palladium declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

The Trust holds palladium and is expected to issue Baskets in exchange for deposits of palladium and to distribute palladium in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of palladium, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in palladium.

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium and only in aggregations of 25,000 Shares. A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “PALL”.

Valuation of Palladium and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee evaluates the palladium held by the Trust and determines the NAV of the Trust.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

The Quarter Ended June 30, 2020

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $303,695,978 at March 31, 2020 to $263,815,686 at June 30, 2020, a 13.13% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of palladium, which fell 17.43% from $2,307.00 at March 31, 2020 to $1,905.00 at June 30, 2020. There was an increase in outstanding Shares, which rose from 1,400,000 Shares at March 31, 2020 to 1,475,000 Shares at June 30, 2020, as a result of 150,000 Shares (6 Baskets) being created and 75,000 Shares (3 Baskets) being redeemed.

The NAV per Share decreased 17.55% from $216.93 at March 31, 2020 to $178.86 at June 30, 2020. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $376,185 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $210.25 at April 1, 2020 was the highest during the quarter, compared with a low of $166.34 at May 5, 2020.

The decrease in net assets from operations for the quarter ended June 30, 2020 was $53,434,928, resulting from a realized gain of $160,317 on the transfer of palladium to pay expenses, a realized gain of $4,646,934 on palladium distributed for the redemption of Shares, offset by a change in unrealized loss on investment in palladium of $57,865,994, and the Sponsor’s Fee of $376,185. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2020.

The Six Months Ended June 30, 2020

The Trust’s NAV decreased from $300,485,250 at December 31, 2019 to $263,815,686 at June 30, 2020, a 12.20% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 1,675,000 Shares at December 31, 2019 to 1,475,000 Shares at June 30, 2020, as a result of 400,000 Shares (16 Baskets) being created and 600,000 Shares (24 Baskets) being redeemed. The price per ounce of palladium was $1,905.00 at both December 31, 2019 and June 30, 2020.

The NAV per Share decreased 0.30% from $179.39 at December 31, 2019 to $178.86 at June 30, 2020. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $923,775 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

ABERDEEN STANDARD PALLADIUM ETF TRUST

The NAV per Share of $261.67 at February 19, 2020 was the highest during the period, compared with a low of $146.44 at March 16, 2020.

The decrease in net assets from operations for the period ended June 30, 2020 was $5,775,735, resulting from a realized gain of $417,917 on the transfer of palladium to pay expenses, a realized gain of $43,885,180 on palladium distributed for the redemption of Shares, and a change in unrealized loss on investment in palladium of $49,155,057, offset by the Sponsor’s Fee of $923,775. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At June 30, 2020, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Uncertainty regarding the effects of COVID-19

The respiratory illness COVID-19 caused by a novel coronavirus has resulted in a global pandemic and major disruption to economies and markets around the world, including the United States. Financial markets have experienced extreme volatility and severe losses, and trading in many instruments has been disrupted. Liquidity for many instruments has been greatly reduced for periods of time. Some interest rates are very low and in some cases yields are negative. Some sectors of the economy and individual issuers have experienced particularly large losses. These circumstances may continue for an extended period of time, and may continue to affect adversely the value and liquidity of the Trust’s investments. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, including Shares of the Trust, are not known. Governments and central banks, including the Federal Reserve in the U.S., have taken extraordinary and unprecedented actions to support local and global economies and the financial markets. The impact of these measures, and whether they will be effective to mitigate the economic and market disruption, will not be known for some time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2020:

6 Baskets were created.

3 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
April 2020	1	25,000	0.094
May 2020	1	25,000	0.094
June 2020	1	25,000	0.094
	3	75,000	0.094

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PALLADIUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC
Date: August 7, 2020	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 7, 2020	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.