Form 10-Q
period 2020-09-30
Aberdeen Standard Palladium ETF Trust
filed 2020-11-06
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_________________________to_________________________

Commission File Number: 001-34589

ABERDEEN STANDARD PALLADIUM ETF TRUST
(Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue , 49th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(844) 383-7289
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	Trading Symbol(s)	which registered
Aberdeen Standard Physical Palladium Shares ETF	PALL	NYSE Arca

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 4, 2020, Aberdeen Standard Palladium ETF Trust had 1,700,000 Aberdeen Standard Physical Palladium Shares ETF outstanding.

ABERDEEN STANDARD PALLADIUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: September 30, 2020: $248,677; December 31, 2019: $170,040)	$394,214	$300,638
Total assets	394,214	300,638

LIABILITIES
Fees payable to Sponsor	196	153
Palladium payable	10,945	—
Total liabilities	11,141	153

NET ASSETS(1)	$383,073	$300,485

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2020 were 1,750,000 and at December 31, 2019 were 1,675,000. Net asset values per Share at September 30, 2020 and December 31, 2019 were $218.90 and $179.39, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Schedules of Investments
At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	168,828.2	$248,677	$394,214	102.91%
Total investment in palladium	168,828.2	$248,677	$394,214	102.91%
Less liabilities			(11,141)	(2.91)%
Net Assets			$383,073	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	157,815.0	$170,040	$300,638	100.05%
Total investment in palladium	157,815.0	$170,040	$300,638	100.05%
Less liabilities			(153)	(0.05)%
Net Assets			$300,485	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$530	$312	$1,454	$970
Total expenses	530	312	1,454	970

Net investment loss	(530)	(312)	(1,454)	(970)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	145	120	563	365
Realized gain on palladium distributed for the redemption of Shares	5,940	4,696	49,825	25,292
Change in unrealized gain and loss on investment in palladium	60,054	15,673	10,899	28,727
Total gain on investment in palladium	66,139	20,489	61,287	54,384

Change in net assets from operations	$65,609	$20,177	$59,833	$53,414

Net increase / (decrease) in net assets per Share	$38.35	$14.14	$37.60	$34.07

Weighted average number of Shares	1,710,870	1,427,174	1,591,150	1,567,857

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,475,000	$263,816	1,450,000	$208,729
Net investment loss		(530)		(312)
Realized gain on investment in palladium		6,085		4,816
Change in unrealized gain on investment in palladium		60,054		15,673
Creations	350,000	69,945	125,000	18,994
Redemptions	(75,000)	(16,297)	(75,000)	(11,080)
Closing balance	1,750,000	$383,073	1,500,000	$236,820

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,675,000	$300,485	1,550,000	$185,465
Net investment loss		(1,454)		(970)
Realized gain on investment in palladium		50,388		25,657
Change in unrealized gain on investment in palladium		10,899		28,727
Creations	750,000	150,950	475,000	67,307
Redemptions	(675,000)	(128,195)	(525,000)	(69,366)
Closing balance	1,750,000	$383,073	1,500,000	$236,820

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Financial Highlights (Unaudited)
For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$178.86	$143.96	$179.39	$119.66
Income from investment operations:
Net investment loss	(0.31)	(0.22)	(0.91)	(0.62)
Total realized and unrealized gains or losses on investment in palladium	40.35	14.14	40.42	38.84
Change in net assets from operations	40.04	13.92	39.51	38.22

Net asset value per Share at end of period	$218.90	$157.88	$218.90	$157.88

Weighted average number of Shares	1,710,870	1,427,174	1,591,150	1,567,857

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	22.39%	9.67%	22.02%	31.94%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended September 30, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2020, approximately 72.50% of the Trust’s palladium was held by one or more sub-custodians.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2020	December 31, 2019

Level 2
Investment in palladium	$394,214	$300,638

There were no transfers between levels during the nine months ended September 30, 2020 or the year ended December 31, 2019.

2.3. Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At September 30, 2020, the Trust had no palladium receivable for the creation of Shares and $10,945,051 of palladium payable for the redemption of Shares. At December 31, 2019, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2020 and December 31, 2019.

ABERDEEN STANDARD PALLADIUM ETF TRUST

2.6. Investment in Palladium

Changes in ounces of palladium and their respective values for the three and nine months ended September 30, 2020 and 2019 are set out below:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
(Amounts in 000's of US$, except for ounces data)
Ounces of palladium
Opening balance	138,553.8	137,029.7
Creations	32,845.0	4,718.2
Redemptions	(2,344.2)	(7,079.3)
Transfers of palladium to pay expenses	(226.4)	(205.2)
Closing balance	168,828.2	134,463.4

Investment in palladium
Opening balance	$263,945	$208,833
Creations	69,945	7,153
Redemptions	(5,352)	(11,080)
Realized gain on palladium distributed for the redemption of Shares	5,940	4,696
Transfers of palladium to pay expenses	(463)	(304)
Realized gain on palladium transferred to pay expenses	145	120
Change in unrealized (loss) / gain on investment in palladium	60,054	15,673
Closing balance	$394,214	$225,091

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(Amounts in 000's of US$, except for ounces data)
Ounces of palladium
Opening balance	157,815.0	146,915.9
Creations	70,459.7	37,852.4
Redemptions	(58,777.0)	(49,633.9)
Transfers of palladium to pay expenses	(669.5)	(671.0)
Closing balance	168,828.2	134,463.4

Investment in palladium
Opening balance	$300,638	$185,555
Creations	150,950	55,466
Redemptions	(117,250)	(69,366)
Realized gain on palladium distributed for the redemption of Shares	49,825	25,292
Transfers of palladium to pay expenses	(1,411)	(948)
Realized gain on palladium transferred to pay expenses	563	365
Change in unrealized gain on investment in palladium	10,899	28,727
Closing balance	$394,214	$225,091

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

For the three months ended September 30, 2020 and 2019, the Sponsor’s Fee was $530,099 and $312,415, respectively. For the nine months ended September 30, 2020 and 2019, the Sponsor’s Fee was $1,453,874 and $970,513, respectively.

At September 30, 2020 and at December 31, 2019, the fees payable to the Sponsor were $195,763 and $152,293, respectively.

ABERDEEN STANDARD PALLADIUM ETF TRUST

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2020 and 2019.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

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

The Quarter Ended September 30, 2020
The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the palladium owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $263,815,686 at June 30, 2020 to $383,073,633 at September 30, 2020, a 45.21% increase for the quarter. The increasein the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 22.57% from $1,905.00 at June 30, 2020 to $2,335.00 at September 30, 2020 and an increase in outstanding Shares, which rose from 1,475,000 Shares at June 30, 2020 to 1,750,000 Shares at September 30, 2020, as a result of 350,000 Shares (14 Baskets) being created and 75,000 Shares (3 Baskets) being redeemed.

The NAV per Share increased 22.39% from $178.86 at June 30, 2020 to $218.90 at September 30, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $530,099 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $225.70 at September 16, 2020 was the highest during the quarter, compared with a low of $178.85 at July 2, 2020.

The increase in net assets from operations for the quarter ended September 30, 2020 was $65,608,859, resulting from a realized gain of $145,291 on the transfer of palladium to pay expenses, a realized gain of $5,939,649 on palladium distributed for the redemption of Shares, and a change in unrealized gain on investment in palladium of $60,054,018, offset by the Sponsor’s Fee of $530,099. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2020.

The Nine Months Ended September 30, 2020
The Trust’s NAV increased from $300,485,250 at December 31, 2019 to $383,073,633 at September 30, 2020, a 27.49% increase for the period. The increase in the Trust’s NAV primarily from an increase in the price per ounce of palladium, which rose 22.57% from $1,905.00 at December 31, 2019 to $2,335.00 at September 30, 2020 and an increase in outstanding Shares, which rose from 1,675,000 Shares at December 31, 2019 to 1,750,000 Shares at September 30, 2020, as a result of 750,000 Shares (30 Baskets) being created and 675,000 Shares (27 Baskets) being redeemed.

The NAV per Share increased 22.02% from $179.39 at December 31, 2019 to $218.90 at September 30, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,453,874 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $261.67 at February 19, 2020 was the highest during the period, compared with a low of $146.44 at March 16, 2020.

The increase in net assets from operations for the period ended September 30, 2020 was $59,833,123, resulting from a realized gain of $563,208 on the transfer of palladium to pay expenses, a realized gain of $49,824,829 on palladium distributed for the redemption of Shares, and a change in unrealized gain on investment in palladium of $10,898,960, offset by the Sponsor’s Fee of 1,453,874. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At September 30, 2020, the Trust did not have any cash balances.

Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements.

Critical Accounting Policies
The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions, such as the Valuation of Palladium and Computation of Net Asset Value discussed above, that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a). None.
Item 2(b). Not applicable.
Item 2(c). For the three months ended September 30, 2020:

14 Baskets were created.

3 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
July 2020	—	—	—
August 2020	—	—	—
September 2020	3	75,000	0.094
	3	75,000	0.094

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PALLADIUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: November 6, 2020	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.