Form 10-K
period 2020-12-31
Aberdeen Standard Palladium ETF Trust
filed 2021-03-01
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from___________________to___________________

Commission File Number: 001-34589

ABERDEEN STANDARD PALLADIUM ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Palladium Shares ETF	PALL	NYSE Arca

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2020 as reported by the NYSE Arca, Inc. on that date: $269,615,240.

As of February 24, 2021, Aberdeen Standard Palladium ETF Trust had 1,650,000 Aberdeen Standard Physical Palladium Shares ETF outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

PART I

Item 1. Business

The purpose of the Aberdeen Standard Palladium ETF Trust (the “Trust”) is to own palladium transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of palladium bullion. The Trust was formed on December 30, 2009 when an initial deposit of palladium was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $300,485,250 at December 31, 2019 to $356,238,300 at December 31, 2020, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 1,675,000 Shares at December 31, 2019 to 1,625,000 Shares at December 31, 2020.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (“NFA”). The Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests,” and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandardetfs.us through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

• Is Relatively Cost Effective. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling palladium bullion and storing and insuring palladium bullion in a traditional allocated palladium account.

• Has Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole plate or ingot or which is held temporarily to effect a creation or redemption of Shares). Physical Bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the palladium temporarily being held in an unallocated palladium account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Palladium held in the Trust’s unallocated palladium account and any Authorized Participant’s unallocated palladium account is not segregated from the Custodian’s assets...” This contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

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

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 84% of platinum supply and 79% of palladium supply in 2019.

World Palladium Supply and Demand 2010-2019

The following table sets forth a summary of the world palladium supply and demand from 2010 to 2019 and is based on information reported by Johnson Matthey, PGM Market Report – May 2020.

(thousands of ounces)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Supply
South Africa	2,640	2,560	2,359	2,465	2,125	2,684	2,570	2,554	2,543	2,648
Russia	3,720	3,480	2,887	2,628	2,589	2,434	2,773	2,407	2,976	2,802
Others	995	1,320	1,239	1,305	1,389	1,337	1,417	1,410	1,458	1,444
Total Supply	7,355	7,360	6,485	6,398	6,103	6,455	6,760	6,371	6,977	6,894

Demand by Application
Autocatalyst	5,580	6,155	6,673	7,061	7,512	7,622	7,941	8,391	8,721	9,677
Chemical	370	440	524	440	358	451	414	529	565	511
Dental	595	540	510	457	468	468	430	398	364	323
Electrical	1,410	1,375	1,190	1,070	1,014	903	871	840	807	728
Investment	1,095	-565	467	-8	943	-659	-646	-386	-574	-57
Jewelry	595	505	442	354	272	222	191	173	157	140
Other	90	110	104	109	111	134	151	134	182	180
Total Gross Demand	9,735	8,560	9,910	9,483	10,678	9,141	9,352	10,079	10,222	11,502

Recycling
Autocatalyst	-1,310	-1,695	-1,675	-1,905	-2,158	-1,897	-2,001	-2,404	-2,633	-2,932
Other	-540	-690	-637	-620	-563	-521	-502	-503	-491	-484
Total Recycling	-1,850	-2,385	-2,312	-2,525	-2,721	-2,418	-2,503	-2,907	-3,124	-3,416

Total Net Demand	7,885	6,175	7,598	6,958	7,957	6,723	6,849	7,172	7,098	8,086

Movements in stocks	-530	1,185	-1,113	-560	-1,854	-268	-89	-801	-121	-1,192

Source: World Platinum Investment Council, Johnson Matthey PGM Market Report - May 2020

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 43% of supply over the past 10 years.  South Africa has, on average, supplied approximately 37% of production over the past 10 years. In 2019, Russia provided 41% of mine supplies, while South Africa produced 38%. North America contributes approximately 14% of mine supply in 2019. Autocatalysts continue to be the largest component of palladium demand, representing more than 84% of total demand in 2019, down slightly from 85% of total demand in 2018. Retail investors returned nearly 57,000 ounces of palladium to the market in 2019, as high prices stimulated profit taking in virtually all palladium ETF products. Jewelry demand for palladium contributed 1.0% of total demand in 2019, down from 1.5% in 2018. Other industrial demand (chemical, dental and electrical) has fallen from 24% of total demand in 2010 to 14% of total demand in 2019.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 31, 2010 to December 31, 2020 and is based on information provided by Bloomberg:

Rising palladium prices tempered in 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks provided some price support into mid-2012. Palladium rose to a 13 year high of $907 per ounce in September 2014, a 27% increase from the start of the year. The rally was driven by supply side concerns following the longest labor strike in South African mining history and escalating tensions between Russia and Ukraine. The strong rally in 2014 was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Palladium was then the top performer of the precious metals complex for 3 consecutive years from 2017 to 2019, where it rose nearly 182% from $676 per troy ounce on December 31, 2016 to $1,905 per troy ounce on December 31, 2019. The price of palladium reached an all-time high of $2,781/oz on February 19, 2020, before closing out the year at a price of $2,342/oz on December 31, 2020. The deficit in the palladium market looks set to widen dramatically, with stricter emissions legislation forecast to trigger a steep change in demand from Chinese automakers.

Operation of the Palladium Bullion Market

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

 The Zurich and London Palladium Bullion Market

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non-electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes are fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

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

Market Regulation

The global palladium markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LPPM falls under the authority of the Financial Conduct Authority (“FCA”) as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

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

The US Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps. In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals traded) in interstate commerce as spot as well as deliverable forwards. The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of palladium bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX and the London and Zurich palladium markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global palladium market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

Once the value of the palladium has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place which are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the palladium and any other assets of the Trust. The resulting figure is the adjusted net asset value (“ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place which are computed by reference to the value of the Trust or its assets are calculated using the ANAV calculated for such day. The Trustee subtracts from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities are conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

Trust Expenses

The Trust’s only ordinary recurring expense is the Sponsor’s Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

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

The Sponsor’s Fee for the year ended December 31, 2020 was $2,012,865 (December 31, 2019: $1,392,218; December 31, 2018: $1,073,755).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Deposit of Palladium; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Prior to April 1, 2019, the number of Shares that constituted a Basket was 50,000 Shares. Effective April 1, 2019, the Basket size was decreased to 25,000 Shares.  Only registered broker-dealers, or other securities market participants not required to register as broker-dealers such as banks or other financial institutions, who (1) are participants in the DTC and (2) have entered into written agreements with the Sponsor and the Trustee (each an “Authorized Participant”) can deposit palladium and receive Baskets of Shares in exchange.  The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of palladium represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

All palladium bullion deposited with the Custodian or for the Custodian by the Zurich Sub-Custodian1 must be of at least a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%) and otherwise conform to the rules, regulations practices and customs of the LPPM, including the specifications for a Good Delivery Plate or Ingot.

Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of palladium in the United Kingdom, Zurich or another jurisdiction occurs on “business days” when (1) banks in the United Kingdom, Zurich or such other jurisdiction and (2) the London or Zurich palladium markets are regularly open for business. If such banks or the London or Zurich palladium markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day.

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

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account, either loco London or loco Zurich, with the required palladium deposit amount by the second business day in London or Zurich following the purchase order date. Upon receipt of the palladium deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the palladium deposit amount from the Authorized Participant Unallocated Account to the unallocated palladium account of the Trust established with the Custodian under the Unallocated Account Agreement between the Trustee and the Custodian (the “Trust Unallocated Account”) and the Trustee will direct the Depository Trust Company (the “DTC”) to credit the number of Baskets ordered to the Authorized Participant’s DTC account. Acting on standing instructions given by the Trustee, the Custodian will transfer the palladium deposit amount from the Trust Unallocated Account to the allocated palladium account of the Trust established with the Custodian under the Allocated Account Agreement between the Trustee and the Custodian (the “Trust Allocated Account”), by transferring specific palladium plates or ignots from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Trust’s Unallocated Account Agreement and Allocated Account Agreement are referred to collectively as the “Custody Agreements.”

1 The Zurich Sub-Custodian is any firm selected by the Custodian to hold the Trust’s palladium in the Trust Allocated Account (defined below) in the firm’s Zurich vault premises on a segregated basis and whose appointment has been approved by the Sponsor. The Custodian will use reasonable care in selecting any Zurich Sub-Custodian. As of the date of this annual report, the Zurich Sub-Custodian that the Custodian uses is UBS AG.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2020, the Trustee was in compliance with these conditions.

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include (1) transferring the Trust’s palladium as needed to pay the Sponsor’s Fee in palladium (palladium transfers are expected to occur approximately monthly in the ordinary course), (2) valuing the Trust’s palladium and calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, (4) selling the Trust’s palladium as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor, (5) when appropriate, making distributions of cash or other property to Shareholders, and (6) receiving and reviewing reports from or on the Custodian’s custody of and transactions in the Trust’s palladium. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor. If the Custodian resigns, the Trustee shall appoint an additional or replacement Custodian selected by the Sponsor. The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian, the Zurich Sub-Custodian, or any other sub-custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

Inspection of Palladium

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s palladium and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Any such inspection rights with respect to the Zurich Sub-Custodian are expected to be granted in accordance with the normal course of dealing between the Custodian and the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s palladium or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the palladium and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of August 14, 2020 and December 31, 2020. Due to unprecedented social lock-down policies implemented in the UK and Switzerland to help prevent the spread of COVID-19, neither the Sponsor, nor Inspectorate, were able to perform a physical inspection of the Trust's palladium at December 31, 2020. In lieu of a physical inspection, the Sponsor performed alternative procedures to verify the palladium held by the Trust at December 31, 2020. These procedures included confirmation of the palladium bar list and total ounces of palladium held by the Custodian at December 31, 2020, and an independent recalculation of ounces of palladium for each creation or redemption transaction from August 14, 2020, the date of the last physical inspection, through December 31, 2020. The Sponsor and Inspectorate also virtually inspected a selection of palladium bars held by the Custodian on behalf of the Trust, verifying the weight of the bars and that the serial numbers of the bars selected matched the records of the Trust.

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

Description of Limited Rights

The Shares do not represent a traditional investment and Shareholders should not view them as similar to shares of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

The process of withdrawing palladium from the Trust for a redemption of a Basket follows the same general procedure as for depositing palladium with the Trust for a creation of a Basket, only in reverse. Each transfer of palladium between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of palladium being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of palladium held in the Trust Unallocated Account as of the close of each business day. See “Deposit of Palladium; Issuance of Shares” and “Withdrawal of Palladium; Redemption of Shares.”

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares, including substantial changes to the Code made in the Tax Cuts and Jobs Act (P.L. 115-97).

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

Taxation of the Trust

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including physical palladium, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gains recognized by an individual upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any physical palladium which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

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

Shareholders will be required to recognize gain or loss upon a sale of palladium by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Under the Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

RISKS RELATED TO PALLADIUM

The price of palladium may be affected by the sale of ETVs tracking the palladium markets.

To the extent existing exchange traded vehicles (“ETVs”) tracking the palladium markets represent a significant proportion of demand for physical palladium bullion, large redemptions of the securities of these ETVs could negatively affect physical palladium bullion prices and the price and NAV of the Shares.

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

Several factors may have the effect of causing a decline in the prices of palladium and a corresponding decline in the price of Shares. Among them:

●	A significant increase in palladium hedging activity by palladium producers. Should there be an increase in the level of hedge activity of palladium producing companies, it could cause a decline in world palladium prices, adversely affecting the price of the Shares.

●	A significant change in the attitude of speculators, investors and central banks towards palladium. Should the speculative community take a negative view towards palladium or central banking authorities determine to sell national palladium reserves, either event could cause a decline in world palladium prices, negatively impacting the price of the Shares.

●	A widening of interest rate differentials between the cost of money and the cost of palladium could negatively affect the price of palladium which, in turn, could negatively affect the price of the Shares.

●	A combination of rising money interest rates and a continuation of the current low cost of borrowing palladium could improve the economics of selling palladium forward. This could result in an increase in hedging by palladium mining companies and short selling by speculative interests, which would negatively affect the price of palladium. Under such circumstances, the price of the Shares would be similarly affected.

●	Autocatalysts, automobile components that use palladium, accounted for approximately 84% of the net global demand in palladium in 2019. While the automotive sector in China and the US is showing signs of recovery, the European market is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand.

●	A decline in the global automotive industry may impact the price of palladium and affect the price of the Shares.

A decline in the automobile industry or a shift from gasoline-powered to electric vehicles may have the effect of causing a decline in the price of palladium and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use palladium, accounted for approximately 84% of the global demand in palladium in 2019. Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand. A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of palladium and the price of Shares.

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

The Shares are designed to mirror as closely as possible the performance of the price of palladium bullion, and the value of the Shares relates directly to the value of the palladium held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of palladium has fluctuated widely over the past several years. Several factors may affect the price of palladium, including:

●	Global palladium supply, which is influenced by such factors as production and cost levels in major palladium-producing countries such as Russia and South Africa. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past decade and could potentially soon be exhausted, placing a higher burden on new mine supply;

●	Currency exchange rates;

●	Interest rates;

●	Investment and trading activities of hedge funds and commodity funds; and

●	Global or regional political, economic or financial events and situations.

In addition, investors should be aware that there is no assurance that palladium will maintain its long-term value in terms of purchasing power in the future. In the event that the price of palladium declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

RISKS RELATED TO THE SHARES

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

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

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

The Trust Agreement places no limit on the amount of palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of palladium. The global market for palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2015 to 2019, world palladium mine supply averaged 6.7 million ounces, while world gross demand averaged 10.1 million ounces. If the amount of palladium acquired by the Trust is large enough in relation to global palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of palladium unrelated to other factors affecting the global market for palladium. Such an impact could affect the price for palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the National Futures Association (“NFA”). Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

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

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors or approve amendments to the Trust Agreement and do not receive dividends).

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

The amount of palladium represented by each Share decreases each day by the Sponsor’s Fee. In addition, although the Sponsor has agreed to assume all organizational and certain administrative and marketing expenses incurred by the Trust (the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses), in exceptional cases certain Trust expenses may need to be paid by the Trust. Because the Trust does not have any income, it must either make payments in-kind by deliveries of palladium (as is the case with the Sponsor’s Fee) or it must sell palladium to obtain cash (as in the case of any exceptional expenses).  The result of these sales of palladium and recurring deliveries of palladium to pay the Sponsor’s Fee in-kind is a decrease in the amount of palladium represented by each Share. New deposits of palladium, received in exchange for new Shares issued by the Trust, will not reverse this trend.

A decrease in the amount of palladium represented by each Share results in a decrease in each Share’s price even if the price of palladium bullion does not change. To retain the Share’s original price, the price of palladium must increase. Without that increase, the lesser amount of palladium represented by the Share will have a correspondingly lower price. If this increase does not occur, or is not sufficient to counter the lesser amount of palladium represented by each Share, Shareholders will sustain losses on their investment in Shares.

An increase in Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will require the Trustee to sell larger amounts of palladium, and will result in a more rapid decrease of the amount of palladium represented by each Share and a corresponding decrease in its value.

RISKS RELATED TO THE CUSTODY OF PALLADIUM

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

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian, the Zurich Sub-Custodian and any other sub-custodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s palladium for which no person is liable.

The Trust does not insure its palladium. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the palladium held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require the Zurich Sub-Custodian or any other direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the palladium held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor under New York law, the Custodian, the Zurich Sub-Custodian and any other sub-custodian under English law, and any other sub-custodian under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s palladium which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its palladium and any recovery may be limited, even in the event of fraud, to the market value of the palladium at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody agreements between the Trustee and the Custodian which establish the Trust’s unallocated palladium account (“Unallocated Account”) and the Trust’s allocated palladium account (“Allocated Account”), the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited to the market value of the palladium lost or damaged at the time such negligence, fraud or willful default is discovered by the Custodian provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another palladium clearing bank, the liability of the palladium clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian, the Zurich Sub-Custodian, or any other sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, the Zurich Sub-Custodian and any other sub-custodians are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian, the Zurich Sub-Custodian or any other sub-custodian concerning its palladium.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian has entered into arrangements with the Zurich Sub-Custodian and may enter into arrangements with any other sub-custodians for the custody or temporary holding of the Trust’s palladium, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LPPM rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Zurich Sub-Custodian or any other sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

Although the relationship between the Custodian and the Zurich Sub-Custodian concerning the Trust’s allocated palladium is expressly governed by English law, a court hearing any legal dispute concerning their arrangement may disregard that choice of law and apply Swiss law, in which case the ability of the Trust to seek legal redress against the Zurich Sub-Custodian may be frustrated.

The obligations of the Zurich Sub-Custodian under its arrangement with the Custodian with respect to the Trust’s allocated palladium is expressly governed by English law. Nevertheless, a court in the United States, England or Switzerland may determine that English law should not apply and, instead, apply Swiss law to that arrangement. Not only might it be difficult or impossible for a United States or English court to apply Swiss law to the Zurich Sub-Custodian’s arrangement, but application of Swiss law may, among other things, alter the relative rights and obligations of the Custodian and the Zurich Sub-Custodian to the extent that a loss to the Trust’s palladium may not have adequate or any legal redress. Further, the ability of the Trust to seek legal redress against the Zurich Sub-Custodian may be frustrated by application of Swiss law.

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

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian, the Zurich Sub-Custodian, and any other sub-custodian.

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

GENERAL RISKS

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

The United Kingdom left the European Union (the “EU”) (“Brexit”) on January 31, 2020, subject to a transitional period which ended December 31, 2020. During the transitional period, although the United Kingdom was no longer a member state of the EU, it remained subject to EU law and regulations as if it were still a member state. The United Kingdom and the EU were to negotiate the terms of their future trading relationship during the transitional period. On December 24, 2020, negotiators representing the United Kingdom and the EU came to a preliminary trade agreement, which was subsequently ratified by the UK Parliament. The trade agreement must also be ratified by the European Parliament.

The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, United Kingdom or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the United Kingdom and EU is defined and the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. In addition, the risk that Standard Life Aberdeen plc, the parent of the Sponsor and which is headquartered in the United Kingdom, failed to adequately prepare for the end of Brexit’s transitional period could have significant customer, reputation and capital impacts for Standard Life Aberdeen plc and its subsidiaries, including those providing services to the Trust; however, Standard Life Aberdeen plc and its subsidiaries have detailed contingency planning in place to seek to manage the consequences of Brexit to the Trust and to avoid any disruption on the Trust and to the services they provide. Given the fluidity and complexity of the situation, we cannot provide assurance that the Trust will not be adversely impacted despite these preparations.

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, including the ongoing novel coronavirus pandemic.

The respiratory illness COVID-19 caused by a novel coronavirus has resulted in a global pandemic and major disruption to economies and markets around the world, including the United States. Financial markets have experienced extreme volatility and trading in many instruments has been disrupted. Liquidity for many instruments has been greatly reduced for periods of time. Some interest rates are very low and in some cases yields are negative. Some sectors of the economy and individual issuers have experienced particularly large losses. These circumstances may continue for an extended period of time, and may continue to affect adversely the value and liquidity of a fund’s investments. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, including the Trust and its service providers, are not known. The information technology and other operational systems upon which the Trust’s service providers rely could be impaired and the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust could be disrupted. Governments and central banks, including the Federal Reserve in the U.S., have taken extraordinary and unprecedented actions to support local and global economies and the financial markets. The impact of these measures, and whether they will be effective to mitigate the economic and market disruption, will not be known for some time.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust’s Shares have been listed on the NYSE Arca under the symbol PALL since its initial public offering on January 8, 2010.

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2020 and 2019:

Fiscal Year Ended December 31, 2020: Quarter Ended
	High	Low
March 31, 2020	$272.69	$148.21
June 30, 2020	$209.20	$168.99
September 30, 2020	$224.00	$178.49
December 31, 2020	$233.30	$206.99

Fiscal Year Ended December 31, 2019: Quarter Ended
	High	Low
March 31, 2019	$152.13	$120.03
June 30, 2019	$146.34	$123.04
September 30, 2019	$159.25	$132.51
December 31, 2019	$185.79	$156.59

The number of outstanding Share of the Trust as of February 24, 2021 was 1,650,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2020	$211.86	$196.81
September 2020	$224.00	$206.68
October 2020	$230.46	$206.99
November 2020	$233.30	$207.83
December 2020	$225.52	$212.30
January 2021	$232.82	$208.37

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium, only in aggregations of 25,000 Shares, referred to as a Basket. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2020 and 2019:

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2020	75,000	0.094
February 2020	—	—
March 2020	450,000	0.094
April 2020	25,000	0.094
May 2020	25,000	0.094
June 2020	25,000	0.094
July 2020	—	—
August 2020	—	—
September 2020	75,000	0.094
October 2020	50,000	0.094
November 2020	25,000	0.094
December 2020	50,000	0.094
Total	800,000	0.094

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2019	—	—
February 2019	50,000	0.095
March 2019	100,000	0.095
April 2019	75,000	0.095
May 2019	200,000	0.095
June 2019	25,000	0.095
July 2019	50,000	0.094
August 2019	—	—
September 2019	25,000	0.094
October 2019	—	—
November 2019	75,000	0.094
December 2019	25,000	0.094
Total	625,000	0.095

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
(Amounts in 000’s of US$, except for Share and per Share data)
Total assets	$356,424	$300,638	$185,555	$241,679	$178,342
Total gain/(loss) on palladium	$62,621	$90,140	$17,340	$91,808	$41,126
Change in net assets from operations	$60,608	$88,748	$16,266	$90,530	$40,026
Weighted average number of Shares	1,615,779	1,590,959	1,826,301	2,559,726	3,114,344
Net increase / (decrease) in net assets per Share	$37.51	$55.78	$8.91	$35.37	$12.85
Net cash provided by operating activities	$—	$—	$—	$—	$—

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

NAV per Share vs. Palladium Price from December 30, 2010 (the Date of Inception) to December 31, 2020

The divergence of the NAV per Share from the palladium price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumption that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of palladium bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of our accounting policies.

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

	December 31, 2020	December 31, 2019	December 31, 2018
(Amounts in 000’s of US$)
Investment in palladium - cost	$224,166	$170,040	$112,344
Unrealized gain on investment in palladium	132,258	130,598	73,211
Investment in palladium - fair value	$356,424	$300,638	$185,555

Inspection of Palladium

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s palladium and certain related records maintained by the Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s palladium or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the palladium and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of August 14, 2020. Due to unprecedented social lock-down policies implemented in the UK and Switzerland to help prevent the spread of COVID-19, neither the Sponsor, nor Inspectorate, were able to perform a physical inspection of the Trust's palladium at December 31, 2020. In lieu of a physical inspection, the Sponsor performed alternative procedures to verify the palladium held by the Trust at December 31, 2020. These procedures included confirmation of the palladium bar list and total ounces of palladium held by the Custodian at December 31, 2020, and an independent recalculation of ounces of palladium for each creation or redemption transaction from August 14, 2020, the date of the last physical inspection, through December 31, 2020. The Sponsor and Inspectorate also virtually inspected a selection of palladium bars held by the Custodian on behalf of the Trust, verifying the weight of the bars and that the serial numbers of the bars selected matched the records of the Trust.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At December 31, 2020 and 2019, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
(Amounts in 000’s of US$)
Total gain/(loss) on palladium	$62,621	$90,140	$17,340
Net change in assets from operations	$60,608	$88,748	$16,266
Net cash provided by operating activities	$—	$—	$—

The year ended December 31, 2020

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the palladium owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $300,485,250 at December 31, 2019 to $356,238,300 at December 31, 2020, an 18.55% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 22.94% from $1,905.00 at December 31, 2019 to $2,342.00 at December 31, 2020.

There was a decrease in outstanding Shares, which fell from 1,675,000 Shares at December 31, 2019 to 1,625,000 Shares at December 31, 2020, a result of 750,000 Shares (30 Baskets) being created and 800,000 Shares (32 Baskets) being redeemed during the year.

The NAV per Share increased 22.20% from $179.39 at December 31, 2019 to $219.22 at December 31, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $2,012,865 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $261.67 at February 19, 2020 was the highest during the year, compared with a low of $146.44 at March 16, 2020.

The increase in net assets from operations for the year ended December 31, 2020 was $60,607,957, resulting from a realized gain of $772,814 on the transfer of palladium to pay expenses, a realized gain of $60,188,024 on palladium distributed for the redemption of Shares, a change in unrealized gain on investment in palladium of $1,659,984, offset by the Sponsor’s Fee of $2,012,865. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2020.

The year ended December 31, 2019

The Trust’s NAV increased from $185,465,009 at December 31, 2018 to $300,485,250 at December 31, 2019, a 62.02% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 1,550,000 Shares at December 31, 2018 to 1,675,000 Shares at December 31, 2019, a result of 750,000 Shares (30 Baskets) being created and 625,000 Shares (25 Baskets) being redeemed during the year.

There was an increase in the price per ounce of palladium, which rose 50.83% from $1,263.00 at December 31, 2018 to $1,905.00 at December 31, 2019.

The NAV per Share increased 49.92% from $119.66 at December 31, 2018 to $179.39 at December 31, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,392,218 for the year, or 0.60% of the Trust’s ANAV.

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

The NAV per Share increased 18.89% from $100.65 at December 31, 2017 to $119.66 at December 31, 2018. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,073,755 for the year, or 0.60% of the Trust’s ANAV.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2020

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$548	$376	$530	$559	$2,013
Total expenses	548	376	530	559	2,013

Net investment loss	(548)	(376)	(530)	(559)	(2,013)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	258	160	145	210	773
Realized gain / (loss) on palladium distributed for the redemption of Shares	39,238	4,647	5,940	10,363	60,188
Change in unrealized gain on investment in palladium	8,711	(57,866)	60,054	(9,239)	1,660
Total gain / (loss) on investment in palladium	48,207	(53,059)	66,139	1,334	62,621

Change in net assets from operations	$47,659	$(53,435)	$65,609	$775	$60,608

Net increase in net assets per Share	$28.84	$(37.93)	$38.35	$0.46	$37.51

Weighted average number of Shares	1,652,473	1,408,791	1,710,870	1,689,130	1,615,779

Year Ended December 31, 2019
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$329	$329	$312	$422	$1,392
Total Expenses	329	329	312	422	1,392

Net investment loss	(329)	(329)	(312)	(422)	(1,392)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	118	127	120	155	520
Realized gain on palladium distributed for the redemption of Shares	5,408	15,187	4,696	6,942	32,233
Change in unrealized gain on investment in palladium	11,210	1,844	15,673	28,660	57,387
Total gain on investment in palladium	16,736	17,158	20,489	35,757	90,140

Change in net assets from operations	$16,407	$16,829	$20,177	$35,335	$88,748

Net increase in net assets per Share	$9.68	$10.62	$14.14	$21.29	$55.78

Weighted average number of shares	1,695,000	1,584,341	1,427,174	1,659,511	1,590,959

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-13 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2020.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Palladium ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Palladium ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2020 and 2019, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements and financial highlights.

Basis for Opinion

The Sponsor’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 26, 2021

Item 9B. Other Information

Not applicable

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

Item 11. Executive Compensation

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Audit fees – KPMG	$77,825	$72,900
Audit related fees – KPMG	10,000	—
	$87,825	$72,900

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements. These services include the accountant providing a consent letter related to the Trust's registration statement filing.

Pre-Approval Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to KPMG LLP. Such determinations are made by the Sponsor.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158380 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective September 20, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158380 on December 31, 2009

10.1(b)	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Second amendment to the Allocated Account Agreement effective May 7, 2020, incorporated by reference to Exhibit 10.1(c) filed with Registration Statement No. 333-238125 on May 8, 2020

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158380 on December 31, 2009

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second amendment to the Unallocated Account Agreement effective May 7, 2020, incorporated by reference to Exhibit 10.2(c) filed with Registration Statement No. 333-238125 on May 8, 2020

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD PALLADIUM ETF TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2020
INDEX

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Palladium ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Palladium ETF Trust (the Trust), including the schedules of investments, as of December 31, 2020 and 2019, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2020. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations and the changes in its net assets, for each of the years in the three-year period ended December 31, 2020, and the financial highlights for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated Februrary 26, 2021 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements and financial highlights that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and the financial highlights and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the financial statements and the financial highlights, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Evidence Pertaining to the Existence of the Palladium Holdings

As presented on the December 31, 2020 schedule of investments, the fair value of the Trust’s investment in palladium was $356.42 million, representing 100% of the Trust’s total assets, and 152,187.5 ounces of palladium holdings. The investment in palladium was held by a third-party custodian or sub-custodian (collectively, the custodian).

We identified the evaluation of the evidence pertaining to the existence of the palladium holdings as a critical audit matter. Given the nature and volume of the palladium holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of palladium held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s palladium holdings process, including controls over (1) the comparison of the Trust’s records of palladium held to the custodian’s records, (2) the approval of palladium deposits and withdrawals by the trustee of the Trust and (3) the roll forward of palladium holdings from the date of the Trust’s most recent physical inspection through December 31, 2020. We obtained a schedule directly from the custodian of the Trust’s palladium holdings held by the custodian as of December 31, 2020. We compared the total ounces on such schedule to the Trust’s record of palladium holdings. We also tested the Trust’s roll forward of palladium holdings from August 14, 2020 (the date of the Trust’s most recent physical inspection performed at the custodian’s locations by a third party engaged by the Trust’s sponsor (the inspector)) through December 31, 2020 by (1) agreeing the Trust’s records of palladium holdings as of the last inspection date to the inspector’s and/or custodian’s records, (2) agreeing palladium holdings transactions to order confirmations and trade tickets, and (3) comparing the Trust’s expected holdings to the schedule obtained directly from the custodian of the Trust’s palladium holdings at December 31, 2020.

We have served as the Trust’s auditor since 2015.

/s/ KPMG LLP

New York, New York
February 26, 2021

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Assets and Liabilities

At December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: December 31, 2020: $224,166; December 31, 2019: $170,040)	$356,424	$300,638
Total assets	356,424	300,638

LIABILITIES
Fees payable to Sponsor	186	153
Total liabilities	186	153

NET ASSETS(1)	$356,238	$300,485

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2020 were 1,625,000 and at December 31, 2019 were 1,675,000. Net asset values per Share at December 31, 2020 and December 31, 2019 were $219.22 and $179.39, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Schedules of Investments

At December 31, 2020 and 2019

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	152,187.5	$224,166	$356,424	100.05%
Total investment in palladium	152,187.5	$224,166	$356,424	100.05%
Less liabilities			(186)	(0.05)%
Net Assets			$356,238	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	157,815.0	$170,040	$300,638	100.05%
Total investment in palladium	157,815.0	$170,040	$300,638	100.05%
Less liabilities			(153)	(0.05)%
Net Assets			$300,485	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Operations

For the years ended December 31, 2020, 2019, and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$2,013	$1,392	$1,074
Total expenses	2,013	1,392	1,074

Net investment loss	(2,013)	(1,392)	(1,074)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	773	520	340
Realized gain on palladium distributed for the redemption of Shares	60,188	32,233	30,150
Change in unrealized gain / (loss) on investment in palladium	1,660	57,387	(13,150)
Total gain on investment in palladium	62,621	90,140	17,340

Change in net assets from operations	$60,608	$88,748	$16,266

Net increase in net assets per Share	$37.51	$55.78	$8.91

Weighted average number of Shares	1,615,779	1,590,959	1,826,301

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Changes in Net Assets

For the years ended December 31, 2020, 2019 and 2018

	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	1,675,000	$300,485
Net investment loss		(2,013)
Realized gain on investment in palladium		60,961
Change in unrealized gain on investment in palladium		1,660
Creations	750,000	150,950
Redemptions	(800,000)	(155,805)
Closing balance at December 31, 2020	1,625,000	$356,238

	Year Ended December 31, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	1,550,000	$185,465
Net investment loss		(1,392)
Realized gain on investment in palladium		32,753
Change in unrealized gain on investment in palladium		57,387
Creations	750,000	112,464
Redemptions	(625,000)	(86,192)
Closing balance at December 31, 2019	1,675,000	$300,485

	Year Ended December 31, 2018
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	2,400,000	$241,555
Net investment loss		(1,074)
Realized gain on investment in palladium		30,490
Change in unrealized (loss) on investment in palladium		(13,150)
Creations	400,000	42,111
Redemptions	(1,250,000)	(114,467)
Closing balance at December 31, 2018	1,550,000	$185,465

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Financial Highlights

For the years ended December 31, 2020, 2019 and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$179.39	$119.66	$100.65
Income from investment operations:
Net investment loss	(1.25)	(0.88)	(0.59)
Total realized and unrealized gains or losses on investment in palladium	41.08	60.61	19.60
Change in net assets from operations	39.83	59.73	19.01

Net asset value per Share at end of period	$219.22	$179.39	$119.66

Weighted average number of Shares	1,615,779	1,590,959	1,826,301

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	22.20%	49.92%	18.89%

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

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2020, approximately 77.35% of the Trust’s palladium was held by one or more sub-custodians.

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

The investment in palladium is classified as a level 1 asset, as the value of the Trust’s investment in palladium is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2020	December 31, 2019

Level 1
Investment in palladium	$356,424	$300,638

Based on its continuous assessment of the valuation techniques and inputs used to value the Trust's palladium, the Sponsor determined that the inputs used in determining the value of the Trust's palladium are more representative of Level 1 inputs, rather than Level 2 inputs. Therefore, all of the Trust's palladium was transferred from Level 2 to Level 1 at December 31, 2020. The December 31, 2019 information has been reclassified to level 1 for comparative purposes.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At December 31, 2020, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2019, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2020 and December 31, 2019.

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the years ended December 31, 2020 and 2019 are set out below:

	Year Ended December 31, 2020	Year Ended December 31, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	157,815.0	146,915.9
Creations	70,459.8	70,851.3
Redemptions	(75,173.5)	(59,056.9)
Transfers of palladium to pay expenses	(913.8)	(895.3)
Closing balance	152,187.5	157,815.0

Investment in palladium
Opening balance	$300,638	$185,555
Creations	150,950	112,464
Redemptions	(155,805)	(86,192)
Realized gain on palladium distributed for the redemption of Shares	60,188	32,233
Transfers of palladium to pay expenses	(1,980)	(1,329)
Realized gain on palladium transferred to pay expenses	773	520
Change in unrealized gain on investment in palladium	1,660	57,387
Closing balance	$356,424	$300,638

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

For the years ended December 31, 2020, 2019 and 2018, the Sponsor’s Fee was $2,012,865, $1,392,218 and $1,073,755, respectively.

At December 31, 2020 and at December 31, 2019, the fees payable to the Sponsor were $185,515 and $152,293, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2020, 2019 and 2018.

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

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC

Date: February 26, 2021	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.