Form 10-Q
period 2021-03-31
Aberdeen Standard Palladium ETF Trust
filed 2021-05-07
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34589

ABERDEEN STANDARD PALLADIUM ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Palladium Shares ETF	PALL	NYSE Arca

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

As of May 5, 2021, Aberdeen Standard Palladium ETF Trust had 1,750,000 Aberdeen Standard Physical Palladium Shares ETF outstanding.

ABERDEEN STANDARD Palladium ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: March 31, 2021: $238,049; December 31, 2020: $224,166)	$405,039	$356,424
Total assets	405,039	356,424

LIABILITIES
Fees payable to Sponsor	212	186
Total liabilities	212	186

NET ASSETS(1)	$404,827	$356,238

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2021 were 1,650,000 and at December 31, 2020 were 1,625,000. Net asset values per Share at March 31, 2021 and December 31, 2020 were $245.35 and $219.22, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Schedules of Investments

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	154,300.3	$238,049	$405,039	100.05%
Total investment in palladium	154,300.3	$238,049	$405,039	100.05%
Less liabilities			(212)	(0.05)%
Net Assets			$404,827	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	152,187.5	$224,166	$356,424	100.05%
Total investment in palladium	152,187.5	$224,166	$356,424	100.05%
Less liabilities			(186)	(0.05)%
Net Assets			$356,238	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$563	$548
Total expenses	563	548

Net investment loss	(563)	(548)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	199	258
Realized gain on palladium distributed for the redemption of Shares	9,510	39,238
Change in unrealized gain on investment in palladium	34,733	8,711
Total gain on investment in palladium	44,442	48,207

Change in net assets from operations	$43,879	$47,659

Net increase in net assets per Share	$26.57	$28.84

Weighted average number of Shares	1,651,389	1,652,473

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	1,625,000	$356,238
Net investment loss		(563)
Realized gain on investment in palladium		9,709
Change in unrealized gain on investment in palladium		34,733
Creations	125,000	28,524
Redemptions	(100,000)	(23,814)
Closing balance at March 31, 2021	1,650,000	$404,827

	Three Months Ended March 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	1,675,000	$300,485
Net investment loss		(548)
Realized gain on investment in palladium		39,496
Change in unrealized gain on investment in palladium		8,711
Creations	250,000	53,808
Redemptions	(525,000)	(98,256)
Closing balance at March 31, 2020	1,400,000	$303,696

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Financial Highlights (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$219.22	$179.39
Income from investment operations:
Net investment loss	(0.34)	(0.33)
Total realized and unrealized gains or losses on investment in palladium	26.47	37.87
Change in net assets from operations	26.13	37.54

Net asset value per Share at end of period	$245.35	$216.93

Weighted average number of Shares	1,651,389	1,652,473

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	11.92%	20.93%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

1.    Organization

The Aberdeen Standard Palladium ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds palladium bullion and issues Aberdeen Standard Physical Palladium Shares ETF (“Shares”) in minimum blocks of 25,000 Shares (also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2.2.    Valuation of Palladium (continued)

Palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2021, approximately 74.80% of the Trust’s palladium was held by one or more sub-custodians.

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

The per Share amount of palladium exchanged for a purchase or redemption is calculated daily by the Trustee using the LME PM Fix to calculate the palladium amount in respect of any liabilities for which covering palladium sales have not yet been made, and represents the per Share amount of palladium held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2.2.    Valuation of Palladium (continued)

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

The Trust's investment in palladium is classified as a level 1 asset, as its value is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2021	December 31, 2020

Level 1
Investment in palladium	$405,039	$356,424

There were no transfers between levels during the three months ended March 31, 2021.  The Trust’s palladium was transferred from Level 2 to Level 1 at December 31, 2020.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At March 31, 2021, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2020, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

2.4.    Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 25,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other palladium bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the palladium required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated palladium account, either loco London or loco Zurich, established with the Custodian or a palladium bullion clearing bank by an Authorized Participant.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2.4.    Creations and Redemptions of Shares (continued)

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2021 and December 31, 2020.

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the three months ended March 31, 2021 and 2020 are set out below:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	152,187.5	157,815.0
Creations	11,688.4	23,524.8
Redemptions	(9,348.2)	(49,385.6)
Transfers of palladium to pay expenses	(227.4)	(239.7)
Closing balance	154,300.3	131,714.5

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Investment in palladium
Opening balance	$356,424	$300,638
Creations	28,524	53,808
Redemptions	(23,814)	(98,257)
Realized gain on palladium distributed for the redemption of Shares	9,510	39,238
Transfers of palladium to pay expenses	(537)	(531)
Realized gain on palladium transferred to pay expenses	199	258
Change in unrealized gain on investment in palladium	34,733	8,711
Closing balance	$405,039	$303,865

2.7.    Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of palladium to the Sponsor.

The Trust will transfer palladium to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.60% of the adjusted daily net asset value (“ANAV”) of the Trust, paid monthly in arrears.

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

For the three months ended March 31, 2021 and 2020, the Sponsor’s Fee was $562,747 and $547,590, respectively.

At March 31, 2021 and at December 31, 2020, the fees payable to the Sponsor were $212,429 and $185,515, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2021 and 2020.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The Quarter Ended March 31, 2021

The Trust’s NAV increased from $356,238,300 at December 31, 2020 to $404,826,709 at March 31, 2021, a 13.64% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 12.08% from $2,342.00 at December 31, 2020 to $2,625.00 at March 31, 2021 and an increase in outstanding Shares, which rose from 1,625,000 Shares at December 31, 2020 to 1,650,000 Shares at March 31, 2021, as a result of 125,000 Shares (5 Baskets) being created and 100,000 Shares (4 Baskets) being redeemed.

The NAV per Share increased 11.92% from $219.22 at December 31, 2020 to $245.35 at March 31, 2021. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $562,747 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $250.36 at March 18, 2021 was the highest during the quarter, compared with a low of $211.24 at February 4, 2021.

The increase in net assets from operations for the quarter ended March 31, 2021 was $43,878,521, resulting from a realized gain of $198,752 on the transfer of palladium to pay expenses, a realized gain of $9,509,812 on palladium distributed for the redemption of Shares, and a change in unrealized gain on investment in palladium of $34,732,704, and the Sponsor’s Fee of $562,747. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2021.

The Quarter Ended March 31, 2020

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At March 31, 2021, the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Refer to Note 2 to the Financial Statements for further information on accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2021:

5 Baskets were created.

4 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
January 2021	-	-	-
February 2021	-	-	-
March 2021	4	100,000	0.093
	4	100,000	0.093

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PALLADIUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: May 7, 2021	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.