Form 10-Q
period 2021-06-30
Aberdeen Standard Palladium ETF Trust
filed 2021-08-06
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34589

 ____________________

ABERDEEN STANDARD PALLADIUM ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49 th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Palladium Shares ETF	PALL	NYSE Arca

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

As of August 4, 2021, Aberdeen Standard Palladium ETF Trust had 1,875,000 Aberdeen Standard Physical Palladium Shares ETF outstanding.

ABERDEEN STANDARD PALLADIUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: June 30, 2021: $317,018; December 31, 2020: $224,166)	$492,870	$356,424
Palladium receivable	12,632	—
Total assets	505,502	356,424

LIABILITIES
Fees payable to Sponsor	233	186
Total liabilities	233	186

NET ASSETS(1)	$505,269	$356,238

(1)

Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2021 were 2,000,000 and at December 31, 2020 were 1,625,000. Net asset values per Share at June 30, 2021 and December 31, 2020 were $252.63 and $219.22, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Schedules of Investments

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	182,072.1	$317,018	$492,870	97.55%
Total investment in palladium	182,072.1	$317,018	$492,870	97.55%
Other assets less liabilities			12,399	2.45%
Net Assets			$505,269	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	152,187.5	$224,166	$356,424	100.05%
Total investment in palladium	152,187.5	$224,166	$356,424	100.05%
Less liabilities			(186)	(0.05)%
Net Assets			$356,238	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$679	$376	$1,241	$924
Total expenses	679	376	1,241	924

Net investment loss	(679)	(376)	(1,241)	(924)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	269	160	468	418
Realized gain on palladium distributed for the redemption of Shares	3,197	4,647	12,707	43,885
Change in unrealized gain / (loss) on investment in palladium	8,862	(57,866)	43,594	(49,155)
Change in unrealized gain on unsettled creations or redemptions	159	—	159	—
Total gain/(loss) on investment in palladium	12,487	(53,059)	56,928	(4,852)

Change in net assets from operations	$11,808	$(53,435)	$55,687	$(5,776)

Net increase / (decrease) in net assets per Share	$6.65	$(37.93)	$32.50	$(3.77)

Weighted average number of Shares	1,774,725	1,408,791	1,713,398	1,530,632

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,650,000	$404,827	1,400,000	$303,696
Net investment loss		(679)		(376)
Realized gain on investment in palladium		3,466		4,807
Change in unrealized gain/(loss) on investment in palladium		8,862		(57,866)
Change in unrealized gain on unsettled creations or redemptions		159		—
Creations	375,000	95,640	150,000	27,196
Redemptions	(25,000)	(7,006)	(75,000)	(13,641)
Closing balance	2,000,000	$505,269	1,475,000	$263,816

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,625,000	$356,238	1,675,000	$300,485
Net investment loss		(1,241)		(924)
Realized gain on investment in palladium		13,175		44,303
Change in unrealized gain/(loss) on investment in palladium		43,594		(49,155)
Change in unrealized gain on unsettled creations or redemptions		159		—
Creations	500,000	124,164	400,000	81,005
Redemptions	(125,000)	(30,820)	(600,000)	(111,898)
Closing balance	2,000,000	$505,269	1,475,000	$263,816

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$245.35	$216.93	$219.22	$179.39
Income from investment operations:
Net investment loss	(0.38)	(0.27)	(0.72)	(0.60)
Total realized and unrealized gains or losses on investment in palladium	7.66	(37.80)	34.13	0.07
Change in net assets from operations	7.28	(38.07)	33.41	(0.53)

Net asset value per Share at end of period	$252.63	$178.86	$252.63	$178.86

Weighted average number of Shares	1,774,725	1,408,791	1,713,398	1,530,632

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	2.97%	(17.55)%	15.24%	(0.30)%

(1)	Annualized for periods less than one year.

(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

1.    Organization

The Aberdeen Standard Palladium ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds palladium bullion and issues Aberdeen Standard Physical Palladium Shares ETF (“Shares”) in minimum blocks of 25,000 Shares (also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

Effective June 25, 2021, Christopher Demetriou resigned as President and Chief Executive Officer of the Sponsor. Mr. Demetriou had served as Principal Executive Officer of the Registrant. Effective June 25, 2021, Steven Dunn was appointed President and Chief Executive Officer of the Sponsor. Mr. Dunn will serve as Principal Executive Officer of the Registrant.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

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

The Trust's palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust's palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2021, approximately 62.12% of the Trust’s palladium was held by one or more sub-custodians.

The Trust's palladium is recorded at fair value. The cost of palladium is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of palladium administered by the London Metal Exchange (“LME”) (the “LME PM Fix”). Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of palladium transferred.

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

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The Trust’s investment in palladium is classified as a level 1 asset, as its value is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2021	December 31, 2020

Level 1
Investment in palladium	$492,870	$356,424

There were no transfers between levels during the three months ended June 30, 2021.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At June 30, 2021, the Trust had $12,631,929 of palladium receivable for the creation of Shares and no palladium payable for the redemption of Shares. At December 31, 2020, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2021 or December 31, 2020.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the three and six months ended June 30, 2021 and 2020 are set out below:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	154,300.3	131,714.5
Creations	30,350.1	14,090.0
Redemptions	(2,335.3)	(7,047.2)
Transfers of palladium to pay expenses	(243.0)	(203.5)
Closing balance	182,072.1	138,553.8

Investment in palladium
Opening balance	$405,039	$303,865
Creations	83,167	27,196
Redemptions	(7,006)	(13,641)
Realized gain on palladium distributed for the redemption of Shares	3,197	4,647
Transfers of palladium to pay expenses	(658)	(416)
Realized gain on palladium transferred to pay expenses	269	160
Change in unrealized gain / (loss) on investment in palladium	8,862	(57,866)
Closing balance	$492,870	$263,945

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	152,187.5	157,815.0
Creations	42,038.5	37,614.8
Redemptions	(11,683.5)	(56,432.8)
Transfers of palladium to pay expenses	(470.4)	(443.2)
Closing balance	182,072.1	138,553.8

Investment in palladium
Opening balance	$356,424	$300,638
Creations	111,691	81,005
Redemptions	(30,820)	(111,898)
Realized gain on palladium distributed for the redemption of Shares	12,707	43,885
Transfers of palladium to pay expenses	(1,194)	(948)
Realized gain on palladium transferred to pay expenses	468	418
Change in unrealized gain / (loss) on investment in palladium	43,594	(49,155)
Closing balance	$492,870	$263,945

2.7.    Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of palladium to the Sponsor.

The Trust will transfer palladium to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.60% of the adjusted daily net asset value (“ANAV”) of the Trust, paid monthly in arrears.

ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

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

For the three months ended June 30, 2021 and 2020, the Sponsor’s Fee was $678,513 and $376,185, respectively.  For the six months ended June 30, 2021 and 2020, the Sponsor’s Fee was $1,241,260 and $923,775, respectively.

At June 30, 2021 and at December 31, 2020, the fees payable to the Sponsor were $232,913 and $185,515, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2021 and 2020.

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium and only in aggregations of 25,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

The Quarter Ended June 30, 2021

The Trust’s NAV increased from $404,826,709 at March 31, 2021 to $505,268,860, at June 30, 2021, a 24.81% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 3.12% from $2,625.00 at March 31, 2021 to $2,707.00 at June 30, 2021, and an increase in outstanding Shares, which rose from 1,650,000 Shares March 31, 2021 to 2,000,000 Shares at June 30, 2021, as a result of 375,000 Shares (15 Baskets) being created and 25,000 Shares (1 Basket) being redeemed during the quarter.

The NAV per Share increased 2.97% from $245.35 at March 31, 2021 to $252.63 at June 30, 2021. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $678,513 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $280.24 at May 4, 2021 was the highest during the quarter, compared with a low of $235.50 at June 21, 2021.

The increase in net assets from operations for the quarter ended June 30, 2021 was $11,807,916, resulting from a realized gain of $268,789 on the transfer of palladium to pay expenses, a realized gain of $3,197,354 on palladium distributed for the redemption of Shares, a change in unrealized gain on investment in palladium of $8,861,629 and a change in unrealized gain on unsettled creations of $158,657, offset by the Sponsor’s Fee of $678,513. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2021.

The Six Months Ended June 30, 2021

The Trust’s NAV increased from $356,238,300 at December 31, 2020 to $505,268,860 at June 30, 2021, a 41.83% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 15.58% from $2,342.00 at December 31, 2020 to $2,707.00 at June 30, 2021 and an increase in outstanding Shares, which rose from 1,625,000 at December 31, 2020 to 2,000,000 at June 30, 2021, as a result of 500,000 Shares (20 Baskets) being created and 125,000 Shares (5 Baskets) being redeemed during the period.

The NAV per Share increased 15.24% from $219.22 at December 31, 2020 to $252.63 at June 30, 2021. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,241,260 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $280.24 at May 4, 2021 was the highest during the period, compared with a low of $211.24 at February 4, 2021.

ABERDEEN STANDARD PALLADIUM ETF TRUST

The increase in net assets from operations for the period ended June 30, 2021 was $55,686,436, resulting from a realized gain of $467,540 on the transfer of palladium to pay expenses, a realized gain of $12,707,166 on palladium distributed for the redemption of Shares, a change in unrealized gain on investment in palladium of $43,594,333 and a change in unrealized gain on unsettled creations of $158,657, offset by the Sponsor’s Fee of $1,241,260. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2021.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At June 30, 2021, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2021:

15 Baskets were created.

 1 Basket was redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
April 2021	—	—	—
May 2021	1	25,000	0.093
June 2021	—	—	—
	1	25,000	0.093

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
101

The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PALLADIUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: August 6, 2021	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.