Form 10-Q
period 2021-09-30
Aberdeen Standard Palladium ETF Trust
filed 2021-11-05
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34589

ABERDEEN STANDARD PALLADIUM ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Palladium Shares ETF	PALL	NYSE Arca

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

As of November 3, 2021, Aberdeen Standard Palladium ETF Trust had 1,975,000 Aberdeen Standard Physical Palladium Shares ETF outstanding.

ABERDEEN STANDARD PALLADIUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

ABERDEEN STANDARD PALLADIUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: September 30, 2021: $315,649; December 31, 2020: $224,166)	$327,537	$356,424
Total assets	327,537	356,424
LIABILITIES
Fees payable to Sponsor	165	186
Total liabilities	165	186

NET ASSETS(1)	$327,372	$356,238

(1)

Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2021 were 1,850,000 and at December 31, 2020 were 1,625,000. Net asset values per Share at September 30, 2021 and December 31, 2020 were $176.96 and $219.22, respectively.

See Notes to the Financial Statements

 ABERDEEN STANDARD PALLADIUM ETF TRUST

Schedules of Investments

At September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	172,478.7	$315,649	$327,537	100.05%
Total investment in palladium	172,478.7	$315,649	$327,537	100.05%
Less liabilities			(165)	(0.05)%
Net Assets			$327,372	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	152,187.5	$224,166	$356,424	100.05%
Total investment in palladium	152,187.5	$224,166	$356,424	100.05%
Less liabilities			(186)	(0.05)%
Net Assets			$356,238	100.00%

 See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$649	$530	$1,890	$1,454
Total expenses	649	530	1,890	1,454

Net investment loss	(649)	(530)	(1,890)	(1,454)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	236	145	704	563
Realized gain on palladium distributed for the redemption of Shares	24,682	5,940	37,389	49,825
Change in unrealized (loss) / gain on investment in palladium	(163,964)	60,054	(120,370)	10,899
Change in unrealized (loss) on unsettled creations or redemptions	(159)	—	—	—
Total (loss)/gain on investment in palladium	(139,205)	66,139	(82,277)	61,287

Change in net assets from operations	$(139,854)	$65,609	$(84,167)	$59,833

Net increase / (decrease) in net assets per Share	$(73.38)	$38.35	$(47.33)	$37.60

Weighted average number of Shares	1,905,978	1,710,870	1,778,297	1,591,150

See Notes to the Financial Statements

 ABERDEEN STANDARD PALLADIUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	2,000,000	$505,269	1,475,000	$263,816
Net investment loss		(649)		(530)
Realized gain on investment in palladium		24,918		6,085
Change in unrealized (loss)/gain on investment in palladium		(163,964)		60,054
Change in unrealized (loss) on unsettled creations or redemptions		(159)		—
Creations	200,000	45,144	350,000	69,945
Redemptions	(350,000)	(83,187)	(75,000)	(16,297)
Closing balance	1,850,000	$327,372	1,750,000	$383,073

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,625,000	$356,238	1,675,000	$300,485
Net investment loss		(1,890)		(1,454)
Realized gain on investment in palladium		38,093		50,388
Change in unrealized (loss)/gain on investment in palladium		(120,370)		10,899
Creations	700,000	169,308	750,000	150,950
Redemptions	(475,000)	(114,007)	(675,000)	(128,195)
Closing balance	1,850,000	$327,372	1,750,000	$383,073

See Notes to the Financial Statements

ABERDEEN STANDARD PALLADIUM ETF TRUST

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$252.63	$178.86	$219.22	$179.39
Income from investment operations:
Net investment loss	(0.34)	(0.31)	(1.06)	(0.91)
Total realized and unrealized gains or losses on investment in palladium	(75.33)	40.35	(41.20)	40.42
Change in net assets from operations	(75.67)	40.04	(42.26)	39.51

Net asset value per Share at end of period	$176.96	$218.90	$176.96	$218.90

Weighted average number of Shares	1,905,978	1,710,870	1,778,297	1,591,150

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	(29.95)%	22.39%	(19.28)%	22.02%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended September 30, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

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

The Trust’s palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust’s palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2021, approximately 49.32% of the Trust’s palladium was held by one or more sub-custodians.

The Trust’s palladium is recorded at fair value. The cost of palladium is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of palladium administered by the London Metal Exchange (“LME”) (the “LME PM Fix”). Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of palladium transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2021	December 31, 2020

Level 1
Investment in palladium	$327,537	$356,424

There were no transfers between levels during the nine months ended September 30, 2021.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At September 30, 2021, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2020, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2021 or December 31, 2020.

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the three and nine months ended September 30, 2021 and 2020 are set out below:

 ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	182,072.1	138,553.8
Creations	23,312.9	32,845.0
Redemptions	(32,637.3)	(2,344.2)
Transfers of palladium to pay expenses	(269.0)	(226.4)
Closing balance	172,478.7	168,828.2

Investment in palladium
Opening balance	$492,870	$263,945
Creations	57,616	69,945
Redemptions	(83,187)	(5,352)
Realized gain on palladium distributed for the redemption of Shares	24,682	5,940
Transfers of palladium to pay expenses	(716)	(463)
Realized gain on palladium transferred to pay expenses	236	145
Change in unrealized (loss) / gain on investment in palladium	(163,964)	60,054
Closing balance	$327,537	$394,214

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	152,187.5	157,815.0
Creations	65,351.4	70,459.7
Redemptions	(44,320.8)	(58,777.0)
Transfers of palladium to pay expenses	(739.4)	(669.5)
Closing balance	172,478.7	168,828.2

Investment in palladium
Opening balance	$356,424	$300,638
Creations	169,308	150,950
Redemptions	(114,007)	(117,250)
Realized gain on palladium distributed for the redemption of Shares	37,389	49,825
Transfers of palladium to pay expenses	(1,911)	(1,411)
Realized gain on palladium transferred to pay expenses	704	563
Change in unrealized (loss) / gain on investment in palladium	(120,370)	10,899
Closing balance	$327,537	$394,214

2.7.    Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of palladium to the Sponsor.

 ABERDEEN STANDARD PALLADIUM ETF TRUST

Notes to the Financial Statements (Unaudited)

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

For the three months ended September 30, 2021 and 2020, the Sponsor’s Fee was $648,684 and $530,099, respectively.  For the nine months ended September 30, 2021 and 2020, the Sponsor’s Fee was $1,889,843 and $1,453,874, respectively.

At September 30, 2021 and at December 31, 2020, the fees payable to the Sponsor were $164,835 and $185,515, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2021 and 2020.

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

The Quarter Ended September 30, 2021

The Trust’s NAV decreased from $505,268,860 at June 30, 2021 to $327,372,492 at September 30, 2021, a 35.21% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of palladium, which fell 29.85% from $2,707.00 at June 30, 2021 to $1,899.00 at September 30, 2021. There was a decrease in outstanding Shares, which fell from 2,000,000 Shares at June 30, 2021 to 1,850,000 Shares at September 30, 2021, as a result of 200,000 Shares (8 Baskets) being created and 350,000 Shares (14 Baskets) being redeemed during the quarter.

The NAV per Share decreased 29.95% from $252.63 at June 30, 2021 to $176.96 at September 30, 2021. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $648,584 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $267.73 at July 6, 2021 was the highest during the quarter, compared with a low of $176.77 at September 29, 2021.

The decrease in net assets from operations for the quarter ended September 30, 2021 was $139,853,099, resulting from a realized gain of $236,068 on the transfer of palladium to pay expenses and a realized gain of $24,682,293 on palladium distributed for the redemption of Shares, offset by a change in unrealized loss on investment in palladium of $163,964,218, a change in unrealized loss on unsettled creations of $158,658 and the Sponsor’s Fee of $648,584. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2021.

The Nine Months Ended September 30, 2021

The Trust’s NAV decreased from $356,238,300 at December 31, 2020 to $327,372,492 at September 30, 2021, an 8.10% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of palladium, which fell 18.92% from $2,342.00 at December 31, 2020 to $1,899.00 at September 30, 2021. There was an increase in outstanding Shares, which rose from 1,625,000 at December 31, 2020 to 1,850,000 at September 30, 2021, as a result of 700,000 Shares (28 Baskets) being created and 475,000 Shares (19 Baskets) being redeemed during the period.

The NAV per Share decreased 19.28% from $219.22 at December 31, 2020 to $176.96 at September 30, 2021. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,889,843 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $280.24 at May 4, 2021 was the highest during the period, compared with a low of $176.77 at September 29, 2021.

The decrease in net assets from operations for the period ended September 30, 2021 was $84,166,662, resulting from a realized gain of $703,608 on the transfer of palladium to pay expenses and a realized gain of $37,389,459 on palladium distributed for the redemption of Shares, offset by a change in unrealized loss on investment in palladium of $120,369,886 and the Sponsor’s Fee of $1,889,843. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2021.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At September 30, 2021, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Effects of COVID-19

The COVID-19 pandemic has caused major disruptions to economies and markets around the world, including the markets in which the Trust invests, and which has and may continue to negatively impact the value of certain of the Trust’s investments. Although vaccines for COVID-19 and variants thereof are becoming more widely available, the COVID-19 pandemic and impacts thereof may continue for an extended period of time and may vary from market to market. To the extent the impacts of COVID-19 continue, the Trust may experience negative impacts to its business that could exacerbate other risks to which the Trust is subject. Policy and legislative changes in countries around the world are affecting many aspects of financial regulation, and governmental and quasi-governmental authorities and regulators throughout the world have previously responded to serious economic disruptions with a variety of significant fiscal and monetary policy changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2021:

  8 Baskets were created.

14 Basket were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
July 2021	2	50,000	0.093
August 2021	6	150,000	0.093
September 2021	6	150,000	0.093
	14	350,000	0.093

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PALLADIUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: November 5, 2021	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.