Form 10-Q
period 2022-03-31
abrdn Palladium ETF Trust
filed 2022-05-09
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34589

abrdn Palladium ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o abrdn ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Palladium Shares ETF	PALL	NYSE Arca

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

As of May 5, 2022, abrdn Palladium ETF Trust had 2,050,000 abrdn Physical Palladium Shares ETF outstanding.

abrdn Palladium ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

abrdn Palladium ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: March 31, 2022: $415,255; December 31, 2021: $334,434)	$461,951	$358,161
Total assets	461,951	358,161

LIABILITIES
Fees payable to Sponsor	228	190
Palladium payable	10,494	—
Total liabilities	10,722	190

NET ASSETS(1)	$451,229	$357,971

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2022 were 2,150,000 and at December 31, 2021 were 1,950,000. Net asset values per Share at March 31, 2022 and December 31, 2021 were $209.87 and $183.58, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	204,493.3	$415,255	$461,951	102.37%
Total investment in palladium	204,493.3	$415,255	$461,951	102.37%
Less liabilities			10,722	(2.37)%
Net Assets			$451,229	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	181,531.1	$334,434	$358,161	100.05%
Total investment in palladium	181,531.1	$334,434	$358,161	100.05%
Less liabilities			(190)	(0.05)%
Net Assets			$357,971	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$594	$563
Total expenses	594	563

Net investment loss	(594)	(563)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	65	199
Realized gain on palladium distributed for the redemption of Shares	4,305	9,510
Change in unrealized gain on investment in palladium	21,908	34,733
Change in unrealized gain on unsettled creations or redemptions	1,061	—
Total gain on investment in palladium	27,339	44,442

Change in net assets from operations	$26,745	$43,879

Net increase / (decrease) in net assets per Share	$13.67	$26.57

Weighted average number of Shares	1,956,667	1,651,389

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	1,950,000	$357,971
Net investment loss		(594)
Realized gain on investment in palladium		4,370
Change in unrealized gain on investment in palladium		21,908
Change in unrealized gain on unsettled creations or redemptions		1,061
Creations	425,000	112,112
Redemptions	(225,000)	(45,599)
Closing balance at March 31, 2022	2,150,000	$451,229

	Three Months Ended March 31, 2021
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	1,625,000	$356,238
Net investment loss		(563)
Realized gain on investment in palladium		9,709
Change in unrealized gain on investment in palladium		34,733
Creations	125,000	28,524
Redemptions	(100,000)	(23,814)
Closing balance at March 31, 2021	1,650,000	$404,827

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$183.58	$219.22
Income from investment operations:
Net investment loss	(0.30)	(0.34)
Total realized and unrealized gains or losses on investment in palladium	26.59	26.47
Change in net assets from operations	26.29	26.13

Net asset value per Share at end of period	$209.87	$245.35

Weighted average number of Shares	1,956,667	1,651,389

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	14.32%	11.92%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

1.    Organization

The abrdn Palladium ETF Trust (known as Aberdeen Standard Palladium ETF Trust prior to March 31, 2022) (the “Trust”) is a common law trust formed on December 30, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (known as Aberdeen Standard Investments ETFs Sponsor LLC prior to March 1, 2022) (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds palladium bullion and issues abrdn Physical Palladium Shares ETF (known as Aberdeen Standard Physical Palladium Shares ETF prior to March 31, 2022) (“Shares”) in minimum blocks of 25,000 Shares (also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022). abrdn Inc. is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2022 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year.

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

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

The Trust's palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust's palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2022, approximately 31.40% of the Trust’s palladium was held by one or more sub-custodians.

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

abrdn Palladium ETF Trust

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2022	December 31, 2021

Level 1
Investment in palladium	$461,951	$358,161

There were no transfers between levels during the three months ended March 31, 2022 or the year ended December 31, 2021.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At March 31, 2022, the Trust had no palladium receivable for the creation of Shares and $10,493,871 of palladium payable for the redemption of Shares. At December 31, 2021, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

abrdn Palladium ETF Trust

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2022 or December 31, 2021.

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the three months ended March 31, 2022 and 2021 are set out below:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	181,531.1	152,187.5
Creations	39,500.4	11,688.4
Redemptions	(16,273.3)	(9,348.2)
Transfers of palladium to pay expenses	(264.9)	(227.4)
Closing balance	204,493.3	154,300.3

Investment in palladium
Opening balance	$358,161	$356,424
Creations	112,112	28,524
Redemptions	(35,105)	(23,814)
Realized gain on palladium distributed for the redemption of Shares	4,305	9,510
Transfers of palladium to pay expenses	(556)	(537)
Realized gain on palladium transferred to pay expenses	65	199
Change in unrealized gain on investment in palladium	21,908	34,733
Change in unrealized gain on unsettled creations or redemptions	1,061	—
Closing balance	$461,951	$405,039

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

For the three months ended March 31, 2022 and 2021, the Sponsor's Fee was $594,312 and $562,747, respectively.

At March 31, 2022 and at December 31, 2021, the fees payable to the Sponsor were $227,739 and $189,455, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2022 and 2021.

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

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

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

abrdn Palladium ETF Trust

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

The Quarter Ended March 31, 2022

The Trust’s NAV increased from $357,971,468 at December 31, 2021 to $451,228,945 at March 31, 2022, a 26.05% increase for the quarter. The increase in the Trust’s NAV resulted from an increase in the price per ounce of palladium, which rose 14.50% from $1,973.00 at December 31, 2021 to $2,259.00 at March 31, 2022, and an increase in outstanding Shares, which rose from 1,950,000 Shares at December 31, 2021 to 2,150,000 Shares at March 31, 2022, as a result of 425,000 Shares (17 Baskets) being created and 225,000 Shares (9 Baskets) being redeemed during the quarter.

The NAV per Share increased 14.32% from $183.58 at December 31, 2021 to $209.87 at March 31, 2022. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $594,312 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $280.22 at March 7, 2022 was the highest during the quarter, compared with a low of $172.49 at January 6, 2022.

The increase in net assets from operations for the quarter ended March 31, 2022 was $26,745,073, resulting from a realized gain of $65,380 on the transfer of palladium to pay expenses, a realized gain of $4,305,376 on palladium distributed for the redemption of Shares, a change in unrealized gain on investment in palladium of $21,907,759 and a change in unrealized gain on unsettled redemptions of $1,060,870, offset by the Sponsor’s Fee of $594,312. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2022.

The Quarter Ended March 31, 2021

The Trust’s NAV increased from $356,238,300 at December 31, 2020 to $404,826,709 at March 31, 2021, a 13.64% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of palladium, which rose 12.08%from $2,342.00 at December 31, 2020 to $2,625.00 at March 31, 2021 and an increase in outstanding Shares, which rose from 1,625,000 Shares at December 31, 2020 to 1,650,000 Shares at March 31, 2021, as a result of 125,000 Shares (5 Baskets) being created and 100,000 Shares (4 Baskets) being redeemed.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At March 31, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Risks Related to Palladium

On April 8, 2022, in response to Russia’s invasion of Ukraine, LPPM suspended two government-owned Russian platinum and palladium refiners. New productions by such refiners will no longer be accepted as “Good Delivery” by the LPPM until further notice. The bars and sponges these refiners previously produced will still be considered Good Delivery, consistent with past suspensions of refiners by the LPPM. Fewer suppliers to the LPPM may lead to a lower supply of Good Delivery palladium and further volatility in the price of palladium.

General Risks

Armed conflict can result in significant disruptions to the commodities markets and could adversely affect the price of the Shares.

On February 24, 2022, Russia commenced an invasion of Ukraine. In response to such conflict or for other reasons, governments have imposed and may impose additional economic sanctions against Russia, certain other countries, entities and/or individuals. Economic sanctions and other similar governmental actions could, among other things, prevent or prohibit certain entities or individuals from participating in the bullion and commodities markets or otherwise impact the functioning of those markets. Such actions could affect the value of palladium held by the Fund. Sanctions could also result in countermeasures or retaliatory actions, which may impact the value of palladium. Although it is not possible to predict the impact that any sanctions and retaliatory actions may have on the Fund, such events could significantly harm the value of the Fund's shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2022:

17 Baskets were created.

9 Basket were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
January 2022	5	125,000	0.093
February 2022	-	-	-
March 2022	4	100,000	0.093
	9	225,000	0.093

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

abrdn Palladium ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 9, 2022	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.