Form 10-Q
period 2022-06-30
abrdn Palladium ETF Trust
filed 2022-08-05
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from____________________to____________________

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

As of August 3, 2022, abrdn Palladium ETF Trust had 1,800,000 abrdn Physical Palladium Shares ETF outstanding.

abrdn Palladium ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

abrdn Palladium ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: June 30, 2022: $358,096; December 31, 2021: $334,434)	$332,940	$358,161
Total assets	332,940	358,161

LIABILITIES
Fees payable to Sponsor	169	190
Total liabilities	169	190

NET ASSETS(1)	$332,771	$357,971

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2022 were 1,900,000 and at December 31, 2021 were 1,950,000. Net asset values per Share at June 30, 2022 and December 31, 2021 were $175.14 and $183.58, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	176,345.5	$358,096	$332,940	100.05%
Total investment in palladium	176,345.5	$358,096	$332,940	100.05%
Less liabilities			(169)	(0.05)%
Net Assets			$332,771	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	181,531.1	$334,434	$358,161	100.05%
Total investment in palladium	181,531.1	$334,434	$358,161	100.05%
Less liabilities			(190)	(0.05)%
Net Assets			$357,971	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$629	$679	$1,223	$1,241
Total expenses	629	679	1,223	1,241

Net investment loss	(629)	(679)	(1,223)	(1,241)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	91	269	156	468
Realized gain on palladium distributed for the redemption of Shares	439	3,197	4,745	12,707
Change in unrealized (loss) / gain on investment in palladium	(70,791)	8,862	(48,883)	43,594
Change in unrealized (loss) / gain on unsettled creations or redemptions	(1,061)	159	—	159
Total (loss)/gain on investment in palladium	(71,322)	12,487	(43,982)	56,928

Change in net assets from operations	$(71,951)	$11,808	$(45,205)	$55,687

Net increase / (decrease) in net assets per Share	$(35.53)	$6.65	$(22.70)	$32.50

Weighted average number of Shares	2,025,275	1,774,725	1,991,160	1,713,398

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	2,150,000	$451,229	1,650,000	$404,827
Net investment loss		(629)		(679)
Realized gain on investment in palladium		530		3,466
Change in unrealized (loss)/gain on investment in palladium		(70,791)		8,862
Change in unrealized (loss) / gain on unsettled creations or redemptions		(1,061)		159
Creations	—	—	375,000	95,640
Redemptions	(250,000)	(46,507)	(25,000)	(7,006)
Closing balance	1,900,000	$332,771	2,000,000	$505,269

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,950,000	$357,971	1,625,000	$356,238
Net investment loss		(1,223)		(1,241)
Realized gain on investment in palladium		4,901		13,175
Change in unrealized (loss)/gain on investment in palladium		(48,883)		43,594
Change in unrealized gain on unsettled creations or redemptions		—		159
Creations	425,000	112,111	500,000	124,164
Redemptions	(475,000)	(92,106)	(125,000)	(30,820)
Closing balance	1,900,000	$332,771	2,000,000	$505,269

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$209.87	$245.35	$183.58	$219.22
Income from investment operations:
Net investment loss	(0.31)	(0.38)	(0.61)	(0.72)
Total realized and unrealized gains or losses on investment in palladium	(34.42)	7.66	(7.83)	34.13
Change in net assets from operations	(34.73)	7.28	(8.44)	33.41

Net asset value per Share at end of period	$175.14	$252.63	$175.14	$252.63

Weighted average number of Shares	2,025,275	1,774,725	1,991,160	1,713,398

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	(16.55)%	2.97%	(4.60)%	15.24%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of June 30, 2022, and for the three and six month periods then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

The Trust’s palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust’s palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2022, approximately 33.77% of the Trust’s palladium was held by one or more sub-custodians.

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

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2022	December 31, 2021

Level 1
Investment in palladium	$332,940	$358,161

There were no transfers between levels during the six months ended June 30, 2022 or the year ended December 31, 2021.

2.3. Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At June 30, 2022, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2021, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

The amount of palladium represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of palladium to be delivered or distributed by the Trust. In order to ensure that the correct amount of palladium is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor’s Fee in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of palladium.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2022 or December 31, 2021.

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

2.6. Investment in Palladium

Changes in ounces of palladium and their respective values for the three and six months ended June 30, 2022 and 2021 are set out below:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	204,493.3	154,300.3
Creations	—	30,350.1
Redemptions	(27,853.8)	(2,335.3)
Transfers of palladium to pay expenses	(294.0)	(243.0)
Closing balance	176,345.5	182,072.1

Investment in palladium
Opening balance	$461,951	$405,039
Creations	—	83,167
Redemptions	(57,001)	(7,006)
Realized gain on palladium distributed for the redemption of Shares	439	3,197
Transfers of palladium to pay expenses	(688)	(658)
Realized gain on palladium transferred to pay expenses	91	269
Change in unrealized (loss) / gain on investment in palladium	(70,791)	8,862
Change in unrealized gain on unsettled creations or redemptions	(1,061)	—
Closing balance	$332,940	$492,870

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	181,531.1	152,187.5
Creations	39,500.4	42,038.5
Redemptions	(44,127.3)	(11,683.5)
Transfers of palladium to pay expenses	(558.7)	(470.4)
Closing balance	176,345.5	182,072.1

Investment in palladium
Opening balance	$358,161	$356,424
Creations	112,111	111,691
Redemptions	(92,106)	(30,820)
Realized gain on palladium distributed for the redemption of Shares	4,745	12,707
Transfers of palladium to pay expenses	(1,244)	(1,194)
Realized gain on palladium transferred to pay expenses	156	468
Change in unrealized (loss) / gain on investment in palladium	(48,883)	43,594
Closing balance	$332,940	$492,870

2.7. Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of palladium to the Sponsor.

abrdn Palladium ETF Trust

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

For the three months ended June 30, 2022 and 2021, the Sponsor’s Fee was $628,971 and $678,413, respectively. For the six months ended June 30, 2022 and 2021, the Sponsor’s Fee was $1,223,283 and $1,241,260, respectively.

At June 30, 2022 and at December 31, 2021, the fees payable to the Sponsor were $168,684 and $189,455, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2022 and 2021.

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

abrdn Palladium ETF Trust

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

The Quarter Ended June 30, 2022

The Trust’s NAV decreased from $451,228,945 at March 31, 2022 to $332,771,584 at June 30, 2022, a 26.25% decrease for the quarter. The decrease in the Trust’s NAV resulted from a decrease in the price per ounce of palladium, which fell 16.42% from $2,259.00 at March 31, 2022 to $1,888.00 at June 30, 2022, and a decrease in outstanding Shares, which fell from 2,150,000 Shares at March 31, 2022 to 1,900,000 Shares at June 30, 2022, as a result of 250,000 Shares (10 Baskets) being redeemed during the quarter.

The NAV per Share decreased 16.55% from $209.87 at March 31, 2022 to $175.14 at June 30, 2022. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $628,971 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $231.76 at April 11, 2022 was the highest during the quarter, compared with a low of $167.95 at June 14, 2022.

The decrease in net assets from operations for the quarter ended June 30, 2022 was $71,950,228, resulting from a realized gain of $91,097 on the transfer of palladium to pay expenses and a realized gain of $439,452 on palladium distributed for the redemption of Shares, offset by a change in unrealized loss on investment in palladium of $70,790,936, a change in unrealized loss on unsettled redemptions of $1,060,870 and the Sponsor’s Fee of $628,971. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2022.

The Six Months Ended June 30, 2022

The Trust’s NAV decreased from $357,971,468 at December 31, 2021 to $332,771,584 at June 30, 2022, a 7.04% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of palladium, which fell 4.31% from $1,973.00 at December 31, 2021 to $1,888.00 at June 30, 2022 and a decrease in outstanding Shares, which fell from 1,950,000 Shares at December 31, 2021 to 1,900,000 Shares at June 30, 2022, as a result of 425,000 Shares (17 Baskets) being created and 475,000 Shares (19 Baskets) being redeemed.

The NAV per Share decreased 4.60% from $183.58 at December 31, 2021 to $175.14 at June 30, 2022. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,223,283 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $280.22 at March 7, 2022 was the highest during the period, compared with a low of $167.95 at June 14, 2022.

The decrease in net assets from operations for the period ended June 30, 2022 was $45,205,155, resulting from a realized gain of $156,477 on the transfer of palladium to pay expenses and a realized gain of $4,744,828 on palladium distributed for the redemption of Shares, offset by a change in unrealized loss on investment in palladium of $48,883,177 and the Sponsor’s Fee of $1,223,283. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2022.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At June 30, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

On February 24, 2022, Russia commenced an invasion of Ukraine. In response to such conflict or for other reasons, governments have imposed and may impose additional economic sanctions against Russia, certain other countries, entities and/or individuals. Economic sanctions and other similar governmental actions could, among other things, prevent or prohibit certain entities or individuals from participating in the bullion and commodities markets or otherwise impact the functioning of those markets. Such actions could affect the value of palladium held by the Fund. Sanctions could also result in countermeasures or retaliatory actions, which may impact the value of palladium. Although it is not possible to predict the impact that any sanctions and retaliatory actions may have on the Fund, such events could significantly harm the value of the Fund’s shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2022:

0 Baskets were created.

10 Basket were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
April 2022	2	50,000	0.093
May 2022	4	100,000	0.093
June 2022	4	100,000	0.093
	10	250,000	0.093

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

ABRDN PALLADIUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 5, 2022	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.