Form 10-Q
period 2022-09-30
abrdn Palladium ETF Trust
filed 2022-11-04
CIK 1459862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34589

abrdn Palladium ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC
1900 Market Street, Suite 200 Philadelphia, PA (Address of principal executive offices)	19103 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Palladium Shares ETF	PALL	NYSE Arca

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

As of November 2, 2022, abrdn Palladium ETF Trust had 1,750,000 abrdn Physical Palladium Shares ETF outstanding.

abrdn Palladium ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

abrdn Palladium ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022	December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: September 30, 2022: $329,322; December 31, 2021: $334,434)	$359,056	$358,161
Total assets	359,056	358,161

LIABILITIES
Fees payable to Sponsor	178	190
Total liabilities	178	190

NET ASSETS(1)	$358,878	$357,971

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2022 were 1,750,000 and at December 31, 2021 were 1,950,000. Net asset values per Share at September 30, 2022 and December 31, 2021 were $205.07 and $183.58, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	162,175.5	$329,322	$359,056	100.05%
Total investment in palladium	162,175.5	$329,322	$359,056	100.05%
Less liabilities			(178)	(0.05)%
Net Assets			$358,878	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	181,531.1	$334,434	$358,161	100.05%
Total investment in palladium	181,531.1	$334,434	$358,161	100.05%
Less liabilities			(190)	(0.05)%
Net Assets			$357,971	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$538	$649	$1,761	$1,890
Total expenses	538	649	1,761	1,890

Net investment loss	(538)	(649)	(1,761)	(1,890)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on palladium transferred to pay expenses	(6)	236	151	704
Realized gain on palladium distributed for the redemption of Shares	575	24,682	5,320	37,389
Change in unrealized gain / (loss) on investment in palladium	54,891	(163,964)	6,007	(120,370)
Change in unrealized (loss) on unsettled creations or redemptions	—	(159)	—	—
Total gain/(loss) on investment in palladium	55,460	(139,205)	11,478	(82,277)

Change in net assets from operations	$54,922	$(139,854)	$9,717	$(84,167)

Net increase / (decrease) in net assets per Share	$30.38	$(73.38)	$5.04	$(47.33)

Weighted average number of Shares	1,807,609	1,905,978	1,929,304	1,778,297

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,900,000	$332,771	2,000,000	$505,269
Net investment loss		(538)		(649)
Realized gain on investment in palladium		569		24,918
Change in unrealized gain/(loss) on investment in palladium		54,891		(163,964)
Change in unrealized (loss) on unsettled creations or redemptions		—		(159)
Creations	—	—	200,000	45,144
Redemptions	(150,000)	(28,815)	(350,000)	(83,187)
Closing balance	1,750,000	$358,878	1,850,000	$327,372

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,950,000	$357,971	1,625,000	$356,238
Net investment loss		(1,761)		(1,890)
Realized gain on investment in palladium		5,471		38,093
Change in unrealized gain/(loss) on investment in palladium		6,007		(120,370)
Creations	425,000	112,111	700,000	169,308
Redemptions	(625,000)	(120,921)	(475,000)	(114,007)
Closing balance	1,750,000	$358,878	1,850,000	$327,372

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$175.14	$252.63	$183.58	$219.22
Income from investment operations:
Net investment loss	(0.30)	(0.34)	(0.91)	(1.06)
Total realized and unrealized gains or losses on investment in palladium	30.23	(75.33)	22.40	(41.20)
Change in net assets from operations	29.93	(75.67)	21.49	(42.26)

Net asset value per Share at end of period	$205.07	$176.96	$205.07	$176.96

Weighted average number of Shares	1,807,609	1,905,978	1,929,304	1,778,297

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	17.09%	(29.95)%	11.71%	(19.28)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of September 30, 2022, and for the three and nine month periods then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

The Trust’s palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust’s palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2022, approximately 28.14% of the Trust’s palladium was held by one or more sub-custodians.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2022	December 31, 2021

Level 1
Investment in palladium	$359,056	$358,161

There were no transfers between levels during the nine months ended September 30, 2022 or the year ended December 31, 2021.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At September 30, 2022, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2021, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2022 or December 31, 2021.

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the three and nine months ended September 30, 2022 and 2021 are set out below:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	176,345.5	182,072.1
Creations	—	23,312.9
Redemptions	(13,906.7)	(32,637.3)
Transfers of palladium to pay expenses	(263.3)	(269.0)
Closing balance	162,175.5	172,478.7

Investment in palladium
Opening balance	$332,940	$492,870
Creations	—	57,616
Redemptions	(28,815)	(83,187)
Realized gain on palladium distributed for the redemption of Shares	575	24,682
Transfers of palladium to pay expenses	(529)	(716)
Realized (loss) / gain on palladium transferred to pay expenses	(6)	236
Change in unrealized gain / (loss) on investment in palladium	54,891	(163,964)
Closing balance	$359,056	$327,537

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	181,531.1	152,187.5
Creations	39,500.4	65,351.4
Redemptions	(58,033.8)	(44,320.8)
Transfers of palladium to pay expenses	(822.2)	(739.4)
Closing balance	162,175.5	172,478.7

Investment in palladium
Opening balance	$358,161	$356,424
Creations	112,111	169,308
Redemptions	(120,921)	(114,007)
Realized gain on palladium distributed for the redemption of Shares	5,320	37,389
Transfers of palladium to pay expenses	(1,773)	(1,911)
Realized gain on palladium transferred to pay expenses	151	704
Change in unrealized gain / (loss) on investment in palladium	6,007	(120,370)
Closing balance	$359,056	$327,537

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

For the three months ended September 30, 2022 and 2021, the Sponsor’s Fee was $538,123 and $648,684, respectively. For the nine months ended September 30, 2022 and 2021, the Sponsor’s Fee was $1,761,406 and $1,889,843, respectively.

At September 30, 2022 and at December 31, 2021, the fees payable to the Sponsor were $177,895 and $189,455, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2022 and 2021.

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

The Quarter Ended September 30, 2022

The Trust’s NAV increased from $332,771,584 at June 30, 2022 to $358,878,575 at September 30, 2022, a 7.85% increase for the quarter. The increase in the Trust’s NAV resulted from a increase in the price per ounce of palladium, which rose 17.27% from $1,888.00 at June 30, 2022 to $2,214.00 at September 30, 2022. There was a decrease in outstanding Shares, which fell from 1,900,000 Shares at June 30, 2022 to 1,750,000 Shares at September 30, 2022, as a result of no Shares (0 Baskets) being created and 150,000 Shares (6 Baskets) being redeemed during the quarter.

The NAV per Share increased 17.09% from $175.14 at June 30, 2022 to $205.07 at September 30, 2022. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $538,123 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $211.18 at August 11, 2022 was the highest during the quarter, compared with a low of $172.87 at July 15, 2022.

The increase in net assets from operations for the quarter ended September 30, 2022 was $54,921,598, resulting from a realized gain of $575,066 on palladium distributed for the redemption of Shares and a change in unrealized gain on investment in palladium of $54,890,605, offset by a realized loss of $5,950 on the transfer of palladium to pay expenses and the Sponsor’s Fee of $538,123. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2022.

The Nine Months Ended September 30, 2022

The Trust’s NAV increased from $357,971,468 at December 31, 2021 to $358,878,575 at September 30, 2022, a 0.25% increase for the period. The increase in the Trust’s NAV resulted primarily from a increase in the price per ounce of palladium, which rose 12.21% from $1,973.00 at December 31, 2021 to $2,214.00 at September 30, 2022. There was a decrease in outstanding Shares, which fell from 1,950,000 Shares at December 31, 2021 to 1,750,000 Shares at September 30, 2022, as a result of 425,000 Shares (17 Baskets) being created and 625,000 Shares (25 Baskets) being redeemed.

The NAV per Share increased 11.71% from $183.58 at December 31, 2021 to $205.07 at September 30, 2022. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,761,406 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $280.22 at March 7, 2022 was the highest during the period, compared with a low of $167.95 at June 14, 2022.

The increase in net assets from operations for the period ended September 30, 2022 was $9,716,443, resulting from a realized gain of $150,527 on the transfer of palladium to pay expenses, a realized gain of $5,319,894 on palladium distributed for the redemption of Shares and a change in unrealized gain on investment in palladium of $6,007,428, offset by the Sponsor’s Fee of $1,761,406. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2022.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At September 30, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2022:

0 Baskets were created.

6 Basket were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
July 2022	2	50,000	0.093
August 2022	2	50,000	0.093
September 2022	2	50,000	0.093
	6	150,000	0.093

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

abrdn Palladium ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 4, 2022	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	/s/ Andrea Melia*
Andrea Melia**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.