Form 10-K
period 2022-12-31
abrdn Palladium ETF Trust
filed 2023-03-01
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_______________to__________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2022 as reported by the NYSE Arca, Inc. on that date: $339,320,992.

As of February 23, 2023, abrdn Palladium ETF Trust had 1,925,000 abrdn Physical Palladium Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Palladium ETF Trust (known as Aberdeen Standard Palladium ETF Trust prior to March 31, 2022) (the “Trust”) is to own palladium transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of palladium bullion. The Trust was formed on December 30, 2009 when an initial deposit of palladium was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is abrdn ETFs Sponsor LLC (known as Aberdeen Standard ETFs Sponsor LLC prior to March 1, 2022) (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value decreased from $357,971,468 at December 31, 2021 to $295,490,794 at December 31, 2022, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 1,950,000 Shares at December 31, 2021 to 1,800,000 Shares at December 31, 2022.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding palladium bullion. The Shares offer an investment that:

● Easily Accessible and Relatively Cost Effective. Investors can access the palladium bullion market through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use palladium bullion by using the Shares instead of using the traditional means of purchasing, trading and holding palladium bullion and for many investors, transaction costs related to the Shares will be lower than those associated with the purchase, storage and insurance of physical palladium bullion.

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

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 78% of palladium supply in 2021.

World Palladium Supply and Demand 2012-2021

The following table sets forth a summary of the world palladium supply and demand from 2012 to 2021 and is based on information reported by Johnson Matthey, PGM Market Report.

(thousands of ounces)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Supply
South Africa	2,359	2,464	2,126	2,683	2,570	2,547	2,543	2,588	1,975	2,652
Russia	2,887	2,628	2,589	2,434	2,781	2,452	2,976	2,987	2,636	2,689
North America	811	831	893	872	917	956	978	1,010	956	874
Zimbabwe	266	322	327	320	396	386	393	379	410	392
Others	162	152	160	144	129	131	135	140	185	187
Total Supply	6,485	6,397	6,095	6,453	6,793	6,472	7,025	7,104	6,162	6,794

Demand by Application
Autocatalyst	6,673	7,069	7,518	7,691	8,042	8,423	8,837	9,653	8,503	8,340
Chemical	524	378	313	449	419	435	605	511	524	589
Dental & Biomedical	510	457	464	468	429	398	364	320	228	210
Electrical & Electronics	1,190	1,017	970	903	872	844	768	711	634	655
Investment	467	(8)	943	(659)	(646)	(386)	(574)	(87)	(190)	17
Jewelry	442	354	272	220	189	167	148	128	85	91
Pollution Control	-	-	-	-	-	78	87	88	76	96
Other	104	109	111	134	157	91	117	121	94	99
Total Gross Demand	9,910	9,376	10,591	9,206	9,462	10,050	10,352	11,445	9,954	10,097

Recycling
Autocatalyst	(1,675)	(1,899)	(2,117)	(1,931)	(1,986)	(2,357)	(2,624)	(2,916)	(2,686)	(2,891)
Electrical	(443)	(463)	(474)	(475)	(481)	(479)	(475)	(477)	(450)	(463)
Jewellery	(194)	(157)	(89)	(46)	(21)	(21)	(12)	(12)	(9)	(9)
Total Recycling	(2,312)	(2,519)	(2,680)	(2,452)	(2,488)	(2,857)	(3,111)	(3,405)	(3,145)	(3,363)

Total Net Demand	7,598	6,857	7,911	6,754	6,974	7,193	7,241	8,040	6,809	6,734

Movements in Stocks	(1,113)	(460)	(1,816)	(301)	(181)	(721)	(216)	(936)	(647)	60

Source: Johnson Matthey PGM Market Reports (2012-2022)

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 41% of supply over the past 10 years. South Africa has, on average, supplied approximately 37% of production over the past 10 years. In 2021, Russia provided 39.6% of mine supplies, while South Africa produced 39%. North America contributed approximately 13% of mine supply in 2021. Scrap supply, from recycling of autocatalyst and other sources, has accounted for an average of roughly 32% of total supply over the last 5 years, up from 26% in 2012. Autocatalysts continue to be the largest component of palladium demand, representing nearly 83% of total demand in 2021, down from a high of 85% of total demand in 2020. Jewelry demand for palladium has tapered off considerably over the last 10 years, contributing only 0.9% of total demand in 2021, down from a high of 4.5% in 2012 . Other industrial demand (chemical, dental and electrical) has fallen from 22.4% of total demand in 2012 to 14.4% of total demand in 2021. Since 2017 pollution control demand has increased from 0.8% to 1% of total demand. Pollution control demand captures the production demand for emissions control in non-automotive applications.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 31, 2012 to December 31, 2022 and is based on information provided by Bloomberg:

Source: Bloomberg, abrdn. Chart data from 12/31/2012 to 12/31/2022. Palladium Price = PLDMLNPM Index.

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

The price of Palladium reached a record high of $3,015 per ounce on March 7, 2022, as Russian’s invasion of Ukraine infused uncertainty into global markets and created additional price pressure that pushed the price of palladium nearly 53% above its 2021 close. While each of the precious metals (Gold, Silver, Platinum) saw prices fluctuate throughout the year, the price of palladium showed greater correlation with the price of Platinum during the first quarter. The price of palladium fell by roughly 25% between March 8th and March 31st, ending the first quarter at a price of $2,259 per ounce. On June 14th, 2022 the price of palladium fell as low as $1,810 per ounce, as aggressive interest rate policies from the U.S. Federal Reserve drove the U.S. Dollar higher. Contrary to the other three precious metals, the price of palladium increased as high as $2,315 per ounce on October 4th, 2022, as supplies were further constrained by operational challenges in South African and North American mines, as well as a weaker automotive recycling market. Throughout the year, tailwinds from supply disruptions were countered by weaker automotive and investment demand, higher interest rates and the risk of a potential recession. As a result, while the other three precious metals rallied to end the year, the price of palladium reversed course during the fourth quarter to end the year at $1,775 per ounce, down 10% from the end of 2021.

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

Since December 1, 2014, the LME has been administering the operation of electronic palladium bullion price fixing systems (“LMEbullion”) that replicate electronically the manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks, (the "IOSCO Principles").

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

Futures Exchanges

The most significant palladium futures exchanges are the COMEX, a designated contract market within the CME Group, and the Tokyo Commodity Exchange (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and launched palladium futures in 1968, followed with options in 2010. The TOCOM has been trading palladium since 1992. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the palladium represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades palladium futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, the TOCOM adopted a similar clearing system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

The Sponsor’s Fee for the year ended December 31, 2022 was $2,226,662 (December 31, 2021: $2,447,225; December 31, 2020: $2,012,865).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each delivery or sale of palladium by the Trust to pay the Sponsor’s Fee of other Trust expenses will be a taxable event to Shareholders.

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

Authorized Participants are cautioned that some of their activities will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act.

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian or a palladium clearing bank to establish an Authorized Participant Unallocated Account in London or Zurich (“Authorized Participant Unallocated Bullion Account Agreement”). Palladium held in Authorized Participant Unallocated Accounts is typically not segregated from the Custodian’s or other palladium clearing bank’s assets, as a consequence of which an Authorized Participant will have no proprietary interest in any specific plates or ingots of palladium held by the Custodian or the clearing bank. Credits to its Authorized Participant Unallocated Account are therefore at risk of the Custodian’s or other palladium clearing bank’s insolvency. No fees will be charged by the Custodian for the use of the Authorized Participant Unallocated Account as long as the Authorized Participant Unallocated Account is used solely for palladium transfers to and from the Trust Unallocated Account and the Custodian (or one of its affiliates) receives compensation for maintaining the Trust Allocated Account. Authorized Participants should be aware that the Custodian’s liability threshold under the Authorized Participant Unallocated Bullion Account Agreement is generally gross negligence, not negligence, which is the Custodian’s liability threshold under the Trust’s Custody Agreements.

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

Certain Authorized Participants are expected to have the facility to participate directly in the physical palladium market and the palladium futures markets. In some cases, an Authorized Participant may from time to time acquire palladium from or sell palladium to its affiliated palladium trading desk, which may profit in these instances. Each Authorized Participant must be registered as a broker-dealer under the Securities Exchange Act of 1934 (“Exchange Act”) and regulated by FINRA or be exempt from being or otherwise not be required to be so regulated or registered, and be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants are regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC have each signed an Authorized Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants will only be able to redeem their Shares through an Authorized Participant.

All palladium will be delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Palladium transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate, or cause the allocation by the Zurich Sub-Custodian of, specific plates or ingots of palladium, in each case representing the amount of palladium credited to the Trust Unallocated Account (to the extent such amount is representable by palladium plates or ingots) to the Trust Allocated Account. The movement of palladium is reversed for the distribution of palladium to an Authorized Participant in connection with the redemption of Baskets.

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

Creation Procedures

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of palladium in the United Kingdom, Zurich or another jurisdiction will occur on “business days” when (1) banks in the United Kingdom, Zurich and such other jurisdiction and (2) the London and Zurich palladium markets are regularly open for business. If such banks or the London or Zurich palladium markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day. Redemption settlements including palladium deliveries loco London may be delayed longer than two, but no more than five, business days following the redemption order date. Settlement of orders requiring receipt or delivery, or confirmation of receipt or delivery, of Shares will occur, after confirmation of the applicable palladium delivery, on “business days” when the NYSE Arca is open for regular trading. In the event of a level 3 market-wide circuit breaker resulting in a trading halt for the remainder of the trading day, the time of the market-wide trading halt is considered the close of regular trading and no creation orders for the current trade date will be accepted after that time (the “cutoff”). Orders placed after the cutoff will be deemed to be rejected and will not be processed. Orders should be placed in proper form on the following business day. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading.

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

Acting on standing instructions given by the Trustee, the Custodian will transfer the palladium deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring palladium plates and ingots from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Custodian uses commercially reasonable efforts to complete the transfer of palladium to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the palladium deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated palladium to the extent of that palladium deposit amount until the Custodian completes the allocation process or a Zurich Sub-Custodian completes the allocation process for the Custodian. See “Risk Factors—Palladium held in the Trust’s unallocated palladium account and any Authorized Participant’s unallocated palladium account is not segregated from the Custodian’s assets....”

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

The Sponsor

The Trust’s Sponsor is abrdn ETFs Sponsor LLC (known as Aberdeen Standard Investments ETFs Sponsor LLC prior to March 1, 2022 and ETF Securities USA LLC prior to October 1, 2018), a Delaware limited liability company formed on June 17, 2009.

 The Sponsor’s office is located at c/o abrdn ETFs Sponsor LLC, 1900 Market Street, Suite 200, Philadelphia, PA 19103. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022), a Delaware corporation. As a result of the sale, abrdn Inc. became the sole member of the Sponsor. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn plc, which together with its affiliates and subsidiaries, is collectively referred to as “abrdn.” Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the palladium and the records maintained by the them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of June 30, 2022 and December 31, 2022.

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

The Custodian is the custodian of the physical palladium credited to the Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the physical palladium credited to the Trust’s Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, and requires the Zurich Sub-Custodian to also segregate the physical palladium of the Trust that it holds from the other palladium held by it for other customers of the Custodian and the Zurich Sub-Custodian’s other customers. The Custodian requires the Zurich Sub-Custodian to identify in its books and records the Trust as having the rights to the physical palladium credited to its Trust Allocated Account. Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may inspect the vaults of the Custodian and the Zurich Sub-Custodian. See “Inspection of Platinum”.

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of palladium in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian will or will require the Zurich Sub-Custodian to allocate palladium deposited in unallocated form with the Trust by selecting plates or ingots of palladium for deposit to the Trust Allocated Account. All physical palladium allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM, and the Custodian must replace any non-conforming palladium with conforming palladium as soon as practical upon a determination by the Custodian any palladium is non-conforming.

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

Shareholders will be required to recognize gain or loss upon a sale of palladium by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026 and thereafter generally are (i) deductible only to the extent that the aggregate of a Shareholder’s miscellaneous itemized deductions exceeds 2% of such Shareholder’s adjusted gross income for federal income tax purposes, (ii) not deductible for the purposes of the alternative minimum tax and (iii) are subject to the overall limitation on itemized deductions under the Code.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying palladium for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851. In administrative guidance, the IRS stated that it will no longer issue rulings under Code section 851(b) relating to the determination of whether or not an instrument or position is a “security”, but, instead, intends to defer to guidance from the SEC for such determination.

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

Several factors may have the effect of causing a decline in the prices of palladium and a corresponding decline in the price of Shares. Among them:

●	A significant increase in palladium hedging activity by palladium producers. Should there be an increase in the level of hedge activity of palladium producing companies, it could cause a decline in world palladium prices, adversely affecting the price of the Shares.

●	A significant change in the attitude of speculators, investors and central banks towards palladium. Should the speculative community take a negative view towards palladium or central banking authorities determine to sell national palladium reserves, either event could cause a decline in world palladium prices, negatively impacting the price of the Shares.

●	A widening of interest rate differentials between the cost of money and the cost of palladium could negatively affect the price of palladium which, in turn, could negatively affect the price of the Shares.

●	A combination of rising money interest rates and a continuation of the current low cost of borrowing palladium could improve the economics of selling palladium forward. This could result in an increase in hedging by palladium mining companies and short selling by speculative interests, which would negatively affect the price of palladium. Under such circumstances, the price of the Shares would be similarly affected.

●	Autocatalysts, automobile components that use palladium, accounted for approximately 83% of the net global demand in palladium in 2021. While the automotive sector in China and the US is showing signs of recovery, the European market is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand.

●	A decline in the global automotive industry may impact the price of palladium and affect the price of the Shares.

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

Autocatalysts, automobile components for emissions control that use palladium, accounted for approximately 83% of the global demand in palladium in 2021. Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand. A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of palladium and the price of Shares.

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

●	Currency exchange rates;

●	Interest rates;

●	Investment and trading activities of hedge funds and commodity funds

●	Global or regional political, economic or financial events and situations; and

●	A significant change in investor interest, including in response to online campaigns or other activities specifically targeting investments in palladium.

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

The Trustee sells palladium held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current palladium prices. The Trust is not actively managed and no attempt will be made to buy or sell palladium to protect against or to take advantage of fluctuations in the price of palladium. Consequently, the Trust’s palladium may be sold at a time when the palladium price is low, resulting in the sale of more palladium than would be required if the Trust sold when prices were higher. The sale of the Trust’s palladium to pay expenses not assumed by the Sponsor, or unexpected liabilities affecting the Trust, at a time of low palladium prices could adversely affect the value of the Shares.

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

The Trust Agreement places no limit on the amount of palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of palladium. The global market for palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2017 to 2021, world palladium mine supply averaged 6.7 million ounces, while world gross demand averaged 10.4 million ounces. If the amount of palladium acquired by the Trust is large enough in relation to global palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of palladium unrelated to other factors affecting the global market for palladium. Such an impact could affect the price for palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s palladium on a temporary basis pending delivery to the Custodian. The Custodian currently uses UBS AG for palladium. The Custodian may also use LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian selects the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s palladium from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s palladium or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian and the Zurich Sub-Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s palladium and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

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

War, a major terrorist attack and other geopolitical events, including but not limited to the war between Russia and Ukraine, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown may cause volatility in the price of Bullion due to the importance of a country or region to the Bullion markets, market access restrictions imposed on some local Bullion producers and refiners, potential impacts to global transportation and shipping and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility.

The operations of the Trust, the exchanges, brokers and counterparties with which the Trust does business, and the markets in which the Trust does business, could be severely disrupted in the event of war, a major terrorist attack and other geopolitical events, including but not limited to, the war between Russia and Ukraine, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown. Such events may cause volatility in the price of Bullion due to the importance of a country or region to the Bullion markets, market access restrictions imposed on some local Bullion producers and refiners, or potential impacts to global transportation, shipping, and other supply chain disruptions.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of palladium and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the Bullion markets. Russia is one of the world’s largest producers of gold, palladium, platinum and silver. On March 7, 2022, the LBMA suspended its accreditation of six Russian refiners of gold and silver, and, on April 8, 2022, the LPPM suspended its accreditation of two Russian refiners of platinum and palladium. The LBMA and LPPM each stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility.

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

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2022 and 2021:

Fiscal Year Ended December 31, 2022: Quarter Ended

	High	Low
March 31, 2022	$295.00	$169.33
June 30, 2022	$229.00	$166.23
September 30, 2022	$211.05	$171.02
December 31, 2022	$215.00	$154.25

Fiscal Year Ended December 31, 2021: Quarter Ended

	High	Low
March 31, 2021	$252.00	$208.37
June 30, 2021	$279.31	$231.17
September 30, 2021	$267.23	$172.75
December 31, 2021	$204.67	$148.60

The number of outstanding Share of the Trust as of February 23, 2023 was 1,925,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2022	$211.05	$183.66
September 2022	$211.00	$184.35
October 2022	$215.00	$171.63
November 2022	$194.87	$166.71
December 2022	$180.58	$154.25
January 2023	$166.83	$149.68

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium, only in aggregations of 25,000 Shares, referred to as a Basket. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2022 and 2021:

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2022	125,000	0.093
February 2022	—	—
March 2022	100,000	0.093
April 2022	50,000	0.093
May 2022	100,000	0.093
June 2022	100,000	0.093
July 2022	50,000	0.093
August 2022	50,000	0.093
September 2022	50,000	0.093
October 2022	25,000	0.093
November 2022	50,000	0.093
December 2022	75,000	0.093
Total	775,000	0.093

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2021	—	—
February 2021	—	—
March 2021	100,000	0.093
April 2021	—	—
May 2021	25,000	0.093
June 2021	—	—
July 2021	50,000	0.093
August 2021	150,000	0.093
September 2021	150,000	0.093
October 2021	—	—
November 2021	—	—
December 2021	100,000	0.093
Total	575,000	0.093

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

Introduction

The abrdn Standard Palladium ETF Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and abrdn ETFs Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of palladium bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PALL.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding palladium price (per 1/10 of an oz. of palladium) since inception:

NAV per Share vs. Palladium Price from December 30, 2009 (the Date of Inception) to December 31, 2022

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

	December 31, 2022	December 31, 2021	December 31, 2020
(Amounts in 000’s of US$)
Investment in palladium - cost	$334,209	$334,434	$224,166
Unrealized gain/(loss) on investment in palladium	(38,571)	23,727	132,258
Investment in palladium - fair value	$295,638	$358,161	$356,424

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the palladium and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of June 30, 2022 and December 31, 2022.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At December 31, 2022 and 2021, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in 000’s of US$)
Total gain/(loss) on palladium	$(58,254)	$(70,471)	$62,621
Net change assets from operations	$(60,481)	$(72,918)	$60,608
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the palladium owned by the Trust plus any palladium receivable on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2022

The Trust’s NAV decreased from $357,971,468 at December 31, 2021 to $295,490,794 at December 31, 2022, a 17.45% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding shares, which fell from 1,950,000 at December 31, 2021 to 1,800,000 at December 31, 2022, a result of 625,000 Shares (25 baskets) being created and 775,000 Shares (31 Baskets) being redeemed during the year. There was a decrease in the price per ounce of palladium, which fell 9.38% from $1,973.00 at December 31, 2021 to $1,775.00 at December 31, 2022.

The NAV per Share decreased 10.58% from $183.58 at December 31, 2021 to $164.16 at December 31, 2022. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $2,226,662 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $280.22 at March 7, 2022 was the highest during the year, compared with a low of $154.94 at December 20, 2022.

The decrease in net assets from operations for the year ended December 31, 2022 was $60,480,880, resulting from a realized gain of $154,729 on the transfer of palladium to pay expenses and a realized gain of $3,889,466 on palladium distributed for the redemption of Shares, offset by a change in unrealized loss on investment in palladium of $62,298,413 and the Sponsor’s Fee of $2,226,662. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2022

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$594	$629	$538	$466	$2,227
Total expenses	594	629	538	466	2,227

Net investment loss	(594)	(629)	(538)	(466)	(2,227)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	65	91	(6)	5	155
Realized gain / (loss) on palladium distributed for the redemption of Shares	4,305	439	575	(1,430)	3,889
Change in unrealized gain on investment in Bullion	21,908	(70,791)	54,891	(68,306)	(62,298)
Change in unrealized gain on unsettled creations or redemptions	1,061	(1,061)		—	—
Total gain / (loss) on investment in palladium	27,339	(71,322)	55,460	(69,731)	(58,254)

Change in net assets from operations	$26,745	$(71,951)	$54,922	$(70,197)	$(60,481)

Net increase/(decrease) in net assets per Share	$13.67	$(35.53)	$30.38	$(40.24)	$(32.12)

Weighted average number of Shares	1,956,667	2,025,275	1,807,609	1,744,565	1,882,740

Year Ended December 31, 2021

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$563	$679	$649	$556	$2,447
Total expenses	563	679	649	556	2,447

Net investment loss	(563)	(679)	(649)	(556)	(2,447)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	199	269	236	39	743
Realized gain / (loss) on palladium distributed for the redemption of Shares	9,510	3,197	24,682	(72)	37,317
Change in unrealized gain on investment in Bullion	34,733	8,862	(163,964)	11,838	(108,531)
Change in unrealized gain on unsettled creations or redemptions	—	159	(159)	—	—
Total gain / (loss) on investment in palladium	44,442	12,487	(139,205)	11,805	(70,471)

Change in net assets from operations	$43,879	$11,808	$(139,854)	$11,249	$(72,918)

Net increase/(decrease) in net assets per Share	$26.57	$6.65	$(73.38)	$5.72	$(39.95)

Weighted average number of Shares	1,651,389	1,774,725	1,905,978	1,964,946	1,825,342

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2022, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2022. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2022.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Palladium ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Palladium ETF Trust's (known as Aberdeen Standard Palladium ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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
February 28, 2023

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

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

In connection with her retirement, Andrea Melia has resigned as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Ms. Melia has served as Principal Financial Officer of the Registrant.

Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Mr. Kordeck will serve as Principal Financial Officer of the Registrant.

Brian Kordeck, age 44, joined abrdn Inc. (the parent company of the Sponsor) as a Senior Fund Administrator in 2013 and is currently a Senior Product Manager with the company. Prior to joining abrdn Inc., Mr. Kordeck held financial reporting manager roles at the Bank of New York Mellon and The Investment Fund for Foundations. Mr. Kordeck began his career as an auditor with PricewaterhouseCoopers LLP, focusing on the investment management industry. Mr. Kordeck holds a BS in Business Administration from La Salle University.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Audit fees – KPMG	$77,250	$77,250
Audit related fees - KPMG	—	—
	$77,250	$77,250

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

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158380 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective September 20, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158380 on December 31, 2009

10.1(b)	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Second amendment to the Allocated Account Agreement effective May 7, 2020, incorporated by reference to Exhibit 10.1(c) filed with Registration Statement No. 333-238125 on May 8, 2020

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158380 on December 31, 2009

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second amendment to the Unallocated Account Agreement effective May 7, 2020, incorporated by reference to Exhibit 10.2(c) filed with Registration Statement No. 333-238125 on May 8, 2020

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN PALLADIUM ETF TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022
INDEX

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Palladium ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Palladium ETF Trust (known as Aberdeen Standard Palladium ETF Trust prior to March 31, 2022) (the Trust), including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the palladium holdings

As presented on the December 31, 2022 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in palladium is $295,638 thousand, representing 100.05% of the Trust’s net assets, and 166,556 ounces of palladium holdings. The investment in palladium was held by a third-party custodian or sub-custodian (collectively, the custodian).

We identified the evaluation of the evidence pertaining to the existence of the palladium holdings as a critical audit matter. Given the nature and volume of the palladium holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of palladium held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of palladium held to the custodian’s records, (2) the approval of palladium deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s palladium holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s palladium holdings held by the custodian as of December 31, 2022. We compared the total ounces on such schedule to the Trust’s record of palladium holdings. We also attended and observed a part of the physical counts of the Trust’s palladium holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York

February 28, 2023

abrdn Palladium ETF Trust

Statements of Assets and Liabilities

At December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: December 31, 2022: $334,209; December 31, 2021: $334,434)	$295,638	$358,161
Total assets	295,638	358,161

LIABILITIES
Fees payable to Sponsor	147	190
Total liabilities	147	190

NET ASSETS(1)	$295,491	$357,971

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2022 were 1,800,000 and at December 31, 2021 were 1,950,000. Net asset values per Share at December 31, 2022 and December 31, 2021 were $164.16 and $183.58, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At December 31, 2022 and 2021

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	166,556.4	$334,209	$295,638	100.05%
Total investment in palladium	166,556.4	$334,209	$295,638	100.05%
Less liabilities			(147)	(0.05)%
Net Assets			$295,491	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	181,531.1	$334,434	$358,161	100.05%
Total investment in palladium	181,531.1	$334,434	$358,161	100.05%
Less liabilities			(190)	(0.05)%
Net Assets			$357,971	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations

For the years ended December 31, 2022, 2021, and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$2,227	$2,447	$2,013
Total expenses	2,227	2,447	2,013
Net investment loss	(2,227)	(2,447)	(2,013)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	155	743	773
Realized gain on palladium distributed for the redemption of Shares	3,889	37,317	60,188
Change in unrealized gain / (loss) on investment in palladium	(62,298)	(108,531)	1,660
Total gain / (loss) on investment in palladium	(58,254)	(70,471)	62,621

Change in net assets from operations	$(60,481)	$(72,918)	$60,608

Net increase / (decrease) in net assets per Share	$(32.12)	$(39.95)	$37.51

Weighted average number of Shares	1,882,740	1,825,342	1,615,779

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022
	Shares	Amount
(Amounts in 000’s of US$, except for Share data)
Opening balance at January 1, 2022	1,950,000	$357,971
Net investment loss		(2,227)
Realized gain on investment in palladium		4,044
Change in unrealized (loss) on investment in palladium		(62,298)
Creations	625,000	145,623
Redemptions	(775,000)	(147,622)
Closing balance at December 31, 2022	1,800,000	$295,491

	Year Ended December 31, 2021
	Shares	Amount
(Amounts in 000’s of US$, except for Share data)
Opening balance at January 1, 2021	1,625,000	$356,238
Net investment loss		(2,447)
Realized gain on investment in palladium		38,060
Change in unrealized (loss) on investment in palladium		(108,531)
Creations	900,000	205,730
Redemptions	(575,000)	(131,079)
Closing balance at December 31, 2021	1,950,000	$357,971

	Year Ended December 31, 2020
	Shares	Amount
(Amounts in 000’s of US$, except for Share data)
Opening balance at January 1, 2020	1,675,000	$300,485
Net investment loss		(2,013)
Realized gain on investment in palladium		60,961
Change in unrealized gain on investment in palladium		1,660
Creations	750,000	150,950
Redemptions	(800,000)	(155,805)
Closing balance at December 31, 2020	1,625,000	$356,238

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights

For the years ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$183.58	$219.22	$179.39
Income from investment operations:
Net investment loss	(1.18)	(1.34)	(1.25)
Total realized and unrealized gains or losses on investment in palladium	(18.24)	(34.30)	41.08
Change in net assets from operations	(19.42)	(35.64)	39.83

Net asset value per Share at end of period	$164.16	$183.58	$219.22

Weighted average number of Shares	1,882,740	1,825,342	1,615,779

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	(10.58)%	(16.26)%	22.20%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Notes to the Financial Statements

1.    Organization

The abrdn Palladium ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds palladium and issues abrdn Physical Palladium Shares ETF (“Shares”) in minimum blocks of 25,000 Shares (also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

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

The Trust’s palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust’s palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2022, approximately 20.47% of the Trust’s palladium was held by one or more sub-custodians.

abrdn Palladium ETF Trust

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

abrdn Palladium ETF Trust

Notes to the Financial Statements

The Trust’s investment in palladium is classified as a level 1 asset, as its value is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

	December 31, 2022	December 31, 2021
(Amounts in 000’s of US$)
Level 1
Investment in palladium	$295,638	$358,161

There were no transfers between levels during the years ended December 31, 2022 and 2021.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At December 31, 2022, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2021, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

abrdn Palladium ETF Trust

Notes to the Financial Statements

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2022 or December 31, 2021.

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the years ended December 31, 2022 and 2021 are set out below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	181,531.1	152,187.5
Creations	58,004.8	83,977.6
Redemptions	(71,914.8)	(53,626.6)
Transfers of palladium to pay expenses	(1,064.7)	(1,007.4)
Closing balance	166,556.4	181,531.1

Investment in palladium
Opening balance	$358,161	$356,424
Creations	145,623	205,730
Redemptions	(147,622)	(131,079)
Realized gain on palladium distributed for the redemption of Shares	3,889	37,317
Transfers of palladium to pay expenses	(2,270)	(2,443)
Realized gain on palladium transferred to pay expenses	155	743
Change in unrealized (loss) on investment in palladium	(62,298)	(108,531)
Closing balance	$295,638	$358,161

abrdn Palladium ETF Trust

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

For the years ended December 31, 2022, 2021 and 2020, the Sponsor’s Fee was $2,226,662, $2,447,225 and $2,012,865, respectively.

At December 31, 2022 and at December 31, 2021, the fees payable to the Sponsor were $146,803 and $189,455, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2022 and 2021.

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

2.8.    Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. In connection with her retirement, Andrea Melia has resigned as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Ms. Melia has served as Principal Financial Officer of the Registrant. Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Mr. Kordeck will serve as Principal Financial Officer of the Registrant.

abrdn Palladium ETF Trust

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

abrdn ETFs Sponsor LLC

Date: February 28, 2023	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2023	/s/ Andrea Melia*
Andrea Melia **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The original executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.