Form 10-Q
period 2023-03-31
abrdn Palladium ETF Trust
filed 2023-05-09
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____________ to ____________

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

As of May 4, 2023, abrdn Palladium ETF Trust had 1,975,000 abrdn Physical Palladium Shares ETF outstanding.

abrdn Palladium ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

abrdn Palladium ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2023 (Unaudited) and December 31, 2022

	March 31, 2023	December 31, 2022
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: March 31, 2023: $354,947; December 31, 2022: $334,209)	$275,341	$295,638
Total assets	275,341	295,638

LIABILITIES
Fees payable to Sponsor	143	147
Total liabilities	143	147

NET ASSETS(1)	$275,198	$295,491

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2023 were 2,000,000 and at December 31, 2022 were 1,800,000. Net asset values per Share at March 31, 2023 and December 31, 2022 were $137.60 and $164.16, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At March 31, 2023 (Unaudited) and December 31, 2022

	March 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	184,792.5	$354,947	$275,341	100.05%
Total investment in palladium	184,792.5	$354,947	$275,341	100.05%
Less liabilities			(143)	(0.05)%
Net Assets			$275,198	100.00%

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	166,556.4	$334,209	$295,638	100.05%
Total investment in palladium	166,556.4	$334,209	$295,638	100.05%
Less liabilities			(147)	(0.05)%
Net Assets			$295,491	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$419	$594
Total expenses	419	594

Net investment loss	(419)	(594)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on palladium transferred to pay expenses	(73)	65
Realized (loss) / gain on palladium distributed for the redemption of Shares	(6,533)	4,305
Change in unrealized (loss) / gain on investment in palladium	(41,035)	21,908
Change in unrealized gain on unsettled creations or redemptions	—	1,061
Total (loss) / gain on investment in palladium	(47,641)	27,339

Change in net assets from operations	$(48,060)	$26,745

Net increase / (decrease) in net assets per Share	$(24.83)	$13.67

Weighted average number of Shares	1,935,833	1,956,667

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	1,800,000	$295,491
Net investment loss		(419)
Realized (loss) on investment in palladium		(6,606)
Change in unrealized (loss) on investment in palladium		(41,035)
Creations	375,000	52,731
Redemptions	(175,000)	(24,964)
Closing balance at March 31, 2023	2,000,000	$275,198

	Three Months Ended March 31, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	1,950,000	$357,971
Net investment loss		(594)
Realized gain on investment in palladium		4,370
Change in unrealized gain on investment in palladium		21,908
Change in unrealized gain on unsettled creations or redemptions		1,061
Creations	425,000	112,112
Redemptions	(225,000)	(45,599)
Closing balance at March 31, 2022	2,150,000	$451,229

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$164.16	$183.58
Income from investment operations:
Net investment loss	(0.22)	(0.30)
Total realized and unrealized gains or losses on investment in palladium	(26.34)	26.59
Change in net assets from operations	(26.56)	26.29

Net asset value per Share at end of period	$137.60	$209.87

Weighted average number of Shares	1,935,833	1,956,667

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	(16.18)%	14.32%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

1.    Organization

The abrdn Palladium ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds palladium and issues abrdn Physical Palladium Shares ETF (“Shares”) in minimum blocks of 25,000 Shares (also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn plc. The Trust is governed by the Trust Agreement.

Effective February 28, 2023, Andrea Melia resigned as Treasurer and Chief Financial Officer of the Sponsor. Ms. Melia had served as Principal Financial Officer of the Registrant. Effective February 28, 2023, Brian Kordeck was appointed Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck will serve as Principal Financial Officer of the Registrant.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2023, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year.

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

abrdn Palladium ETF Trust

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

The Trust's palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust's palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2023, approximately 13.40% of the Trust’s palladium was held by one or more sub-custodians.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2023	December 31, 2022

Level 1
Investment in palladium	$275,341	$295,638

There were no transfers between levels during the three months ended March 31, 2023 or the year ended December 31, 2022.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At March 31, 2023, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2022, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2023 or December 31, 2022.

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the three months ended March 31, 2023 and 2022 are set out below:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	166,556.4	181,531.1
Creations	34,657.7	39,500.4
Redemptions	(16,169.7)	(16,273.3)
Transfers of palladium to pay expenses	(251.9)	(264.9)
Closing balance	184,792.5	204,493.3

Investment in palladium
Opening balance	$295,638	$358,161
Creations	52,731	112,112
Redemptions	(24,964)	(35,105)
Realized (loss) / gain on palladium distributed for the redemption of Shares	(6,533)	4,305
Transfers of palladium to pay expenses	(423)	(556)
Realized (loss) / gain on palladium transferred to pay expenses	(73)	65
Change in unrealized (loss) / gain on investment in palladium	(41,035)	21,908
Change in unrealized gain on unsettled creations or redemptions	—	1,061
Closing balance	$275,341	$461,951

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

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

For the three months ended March 31, 2023 and 2022, the Sponsor’s Fee was $419,495 and $594,312 respectively.

At March 31, 2023 and at December 31, 2022, the fees payable to the Sponsor were $143,081 and $146,803, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2023 and 2022.

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

The Quarter Ended March 31, 2023

The Trust’s NAV decreased from $295,490,794 at December 31, 2022 to $275,197,768 at March 31, 2023, a 6.87% decrease for the quarter. The change in the Trust’s NAV resulted from a decrease in the price per ounce of palladium, which fell 16.06% from $1,775.00 at December 31, 2022 to $1,490.00 at March 31, 2023 and a increase in outstanding Shares, which rose from 1,800,000 Shares at December 31, 2022 to 2,000,000 Shares at March 31, 2023, as a result of 375,000 Shares (15 Baskets) being created and 175,000 Shares (7 Baskets) being redeemed during the quarter.

The NAV per Share decreased 16.18% from $164.16 at December 31, 2022 to $137.60 at March 31, 2023. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $419,495 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $166.63 at January 10, 2023 was the highest during the quarter, compared with a low of $125.73 at March 9, 2023.

The decrease in net assets from operations for the quarter ended March 31, 2023 was $48,060,361, resulting from a realized loss of $72,847 on the transfer of palladium to pay expenses, a realized loss of $6,533,096 on palladium distributed for the redemption of Shares, a change in unrealized loss on investment in palladium of $41,034,923 and the Sponsor’s Fee of $419,495. Other than the Sponsor's Fee, the Trust had no expenses during the quarter ended March 31, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At March 31, 2023, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2023, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2023:

   15 Baskets were created.

7 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
January 2023	—	—	—
February 2023	4	100,000	0.092
March 2023	3	75,000	0.092
	7	175,000	0.092

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

abrdn Palladium ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 8, 2023	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.