Form 10-Q
period 2023-09-30
abrdn Palladium ETF Trust
filed 2023-11-08
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

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

As of November 6, 2023, abrdn Palladium ETF Trust had 2,000,000 abrdn Physical Palladium Shares ETF outstanding.

abrdn Palladium ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

abrdn Palladium ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: September 30, 2023: $342,731; December 31, 2022: $334,209)	$231,537	$295,638
Total assets	231,537	295,638

LIABILITIES
Fees payable to Sponsor	114	147
Total liabilities	114	147

NET ASSETS(1)	$231,423	$295,491

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2023 were 1,950,000 and at December 31, 2022 were 1,800,000. Net asset values per Share at September 30, 2023 and December 31, 2022 were $118.68 and $164.16, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	179,625.4	$342,731	$231,537	100.05%
Total investment in palladium	179,625.4	$342,731	$231,537	100.05%
Less liabilities			(114)	(0.05)%
Net Assets			$231,423	100.00%

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	166,556.4	$334,209	$295,638	100.05%
Total investment in palladium	166,556.4	$334,209	$295,638	100.05%
Less liabilities			(147)	(0.05)%
Net Assets			$295,491	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$356	$538	$1,158	$1,761
Total expenses	356	538	1,158	1,761
Net investment loss	(356)	(538)	(1,158)	(1,761)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on palladium transferred to pay expenses	(171)	(6)	(369)	151
Realized (loss) / gain on palladium distributed for the redemption of Shares	(2,863)	575	(10,747)	5,320
Change in unrealized gain / (loss) on investment in palladium	9,482	54,891	(72,623)	6,007
Total gain/(loss) on investment in palladium	6,448	55,460	(83,739)	11,478

Change in net assets from operations	$6,092	$54,922	$(84,897)	$9,717

Net increase / (decrease) in net assets per Share	$3.10	$30.38	$(43.33)	$5.04

Weighted average number of Shares	1,962,500	1,807,609	1,959,524	1,929,304

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	2,000,000	$231,262	1,900,000	$332,771
Net investment loss		(356)		(538)
Realized (loss) / gain on investment in palladium		(3,034)		569
Change in unrealized gain on investment in palladium		9,482		54,891
Creations	—	—	—	—
Redemptions	(50,000)	(5,931)	(150,000)	(28,815)
Closing balance	1,950,000	$231,423	1,750,000	$358,878

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	1,800,000	$295,491	1,950,000	$357,971
Net investment loss		(1,158)		(1,761)
Realized (loss) / gain on investment in palladium		(11,116)		5,471
Change in unrealized (loss)/gain on investment in palladium		(72,623)		6,007
Creations	425,000	59,238	425,000	112,111
Redemptions	(275,000)	(38,409)	(625,000)	(120,921)
Closing balance	1,950,000	$231,423	1,750,000	$358,878

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$115.63	$175.14	$164.16	$183.58
Income from investment operations:
Net investment loss	(0.18)	(0.30)	(0.59)	(0.91)
Total realized and unrealized gains or losses on investment in palladium	3.23	30.23	(44.89)	22.40
Change in net assets from operations	3.05	29.93	(45.48)	21.49

Net asset value per Share at end of period	$118.68	$205.07	$118.68	$205.07

Weighted average number of Shares	1,962,500	1,807,609	1,959,524	1,929,304

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	2.64%	17.09%	(27.70)%	11.71%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

1.    Organization

The abrdn Palladium ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds palladium  and issues abrdn Physical Palladium Shares ETF (“Shares”) in minimum blocks of 25,000 Shares (also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc., which is a wholly-owned indirect subsidiary of abrdn plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of September 30, 2023, and for the three and nine month periods then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year.

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

The Trust's palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust's palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2023, approximately 8.64% of the Trust’s palladium was held by one or more sub-custodians.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2023	December 31, 2022
Level 1
Investment in palladium	$231,537	$295,638

There were no transfers between levels during the nine months ended September 30, 2023 or the year ended December 31, 2022.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At September 30, 2023, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2022, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2023 or December 31, 2022.

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the three and nine months ended September 30, 2023 and 2022 are set out below:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	184,510.3	176,345.5
Creations	—	—
Redemptions	(4,608.7)	(13,906.7)
Transfers of palladium to pay expenses	(276.2)	(263.3)
Closing balance	179,625.4	162,175.5

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Investment in palladium
Opening balance	$231,376	$332,940
Creations	—	—
Redemptions	(5,931)	(28,815)
Realized (loss) / gain on palladium distributed for the redemption of Shares	(2,863)	575
Transfers of palladium to pay expenses	(356)	(529)
Realized (loss) on palladium transferred to pay expenses	(171)	(6)
Change in unrealized gain on investment in palladium	9,482	54,891
Closing balance	$231,537	$359,056

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	166,556.4	181,531.1
Creations	39,271.0	39,500.4
Redemptions	(25,394.5)	(58,033.8)
Transfers of palladium to pay expenses	(807.5)	(822.2)
Closing balance	179,625.4	162,175.5

Investment in palladium
Opening balance	$295,638	$358,161
Creations	59,238	112,111
Redemptions	(38,409)	(120,921)
Realized (loss) / gain on palladium distributed for the redemption of Shares	(10,747)	5,320
Transfers of palladium to pay expenses	(1,191)	(1,773)
Realized (loss) / gain on palladium transferred to pay expenses	(369)	151
Change in unrealized (loss) / gain on investment in palladium	(72,623)	6,007
Closing balance	$231,537	$359,056

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

Notes to the Financial Statements (Unaudited)

For the three months ended September 30, 2023 and 2022, the Sponsor’s Fee was $356,407 and $538,123, respectively. For the nine months ended September 30, 2023 and 2022, the Sponsor’s Fee was $1,157,561 and $1,761,406, respectively.

At September 30, 2023 and at December 31, 2022, the fees payable to the Sponsor were $114,498 and $146,803, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2023 and 2022.

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

The Quarter Ended September 30, 2023

The Trust’s NAV increased from $231,262,151 at June 30, 2023 to $231,422,608 at September 30, 2023, a 0.07% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of palladium, which rose 2.79% from $1,254 at June 30, 2023 to $1,289 at September 30, 2023 and a decrease in outstanding Shares, which decreased from 2,000,000 Shares at June 30, 2023 to 1,950,000 Shares at September 30, 2023, as a result of 0 Shares (0 Baskets) being created and 50,000 Shares (2 Baskets) being redeemed during the quarter.

The NAV per Share increased 2.64% from $115.63 at June 30, 2023 to $118.68 at September 30, 2023. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $356,407 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $122.00 at August 13, 2023 was the highest during the quarter, compared with a low of $110.62 at September 6, 2023.

The increase in net assets from operations for the quarter ended September 30, 2023 was $6,091,809, resulting from a change in unrealized gain on investment in palladium of $9,481,766 offset by a realized loss of $171,434 on the transfer of palladium to pay expenses, a realized loss of $2,862,126 on palladium distributed for the redemption of Shares, and the Sponsor's Fee of $356,407. Other than the Sponsor's Fee, the Trust had no expenses during the quarter ended September 30, 2023.

The Nine Months Ended September 30, 2023

The Trust’s NAV decreased from $295,490,794 at December 31, 2022 to $231,422,608 at September 30, 2023, a 21.68% decrease for the period. The change in the Trust’s NAV resulted from an decrease in the price per ounce of palladium, which fell 27.38% from $1,775.00 at December 31, 2022 to $1,289.00 at September 30, 2023, and an increase in outstanding Shares, which rose from 1,800,000 Shares at December 31, 2022 to 1,950,000 Shares at September 30, 2023, as a result of 425,000 Shares (17 Baskets) being created and 275,000 Shares (11 Baskets) being redeemed.

The NAV per Share decreased 27.70% from $164.16 at December 31, 2022 to $118.68 at September 30, 2023. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,157,561 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $166.63 at January 10, 2023 was the highest during the period, compared with a low of $110.62 at September 6, 2023.

The decrease in net assets from operations for the nine month period ended September 30, 2023 was $84,896,287, resulting from a realized loss of $369,473 on the transfer of palladium to pay expenses, a realized loss of $10,746,737 on palladium distributed for the redemption of Shares, a change in unrealized loss on investment in palladium of $72,622,516, and the Sponsor’s Fee of $1,157,561. Other than the Sponsor’s Fee, the Trust had no expenses during the nine month period ended September 30, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At September 30, 2023, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2023, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2023:

0 Baskets were created.
2 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
July 2023	2	50,000	0.092
August 2023	—	—	—
September 2023	—	—	—
	2	50,000	0.092

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b51 trading arrangement for the three months ended September 30, 2023.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

abrdn Palladium ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 8, 2023	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.