Form 10-K
period 2023-12-31
abrdn Palladium ETF Trust
filed 2024-02-29
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_______________to__________________

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2023 as reported by the NYSE Arca, Inc. on that date: $227,559,998.

As of February 26, 2024, abrdn Palladium ETF Trust had 2,425,000 abrdn Physical Palladium Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Palladium ETF Trust (the “Trust”) is to own palladium transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of palladium bullion. The Trust was formed on December 30, 2009 when an initial deposit of palladium was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is abrdn ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value decreased from $295,490,794 at December 31, 2022 to $219,309,330 at December 31, 2023, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 1,800,000 Shares at December 31, 2022 to 2,100,000 Shares at December 31, 2023.

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

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical palladium, less the Trust’s expenses. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in physical palladium. An investment in physical palladium requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical palladium being efficient only in amounts beyond the reach of many investors.

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

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium. PGMs are known for their purity, high melting points and unique catalytic properties. In addition to their oxidation and reduction properties, they are also extremely resistant to corrosion. PGMs are utilized in a number of industrial processes, technologies and commercial applications. Their unique chemical and physical properties make PGMs an excellent raw material, catalyst and ingredient for manufacturing processes. Consumer and industrial products made with palladium and other PGMs include flat panel monitors, glass fiber, medical tools, computer hard drives, nylon and razors, among others. PGMs play a critical role in autocatalysis and pollution control in the automotive sector.

PGM mining is heavily concentrated in southern Africa (South Africa and Zimbabwe), with smaller percentages coming from the United States, Russia and other locations. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the second largest producer of platinum. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 77% of palladium supply in 2022.

World Palladium Supply and Demand 2013-2022

The following table sets forth a summary of the world palladium supply and demand from 2013 to 2022 and is based on information reported by Johnson Matthey, PGM Market Report.

(thousands of ounces)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Supply
South Africa	2,465	2,126	2,683	2,570	2,547	2,543	2,571	1,975	2,645	2,276
Russia	2,628	2,589	2,434	2,781	2,452	2,976	2,987	2,636	2,689	2,600
North America	824	891	874	917	956	1,035	1,042	990	908	813
Zimbabwe	322	327	320	396	386	393	379	410	392	409
Others	152	160	144	129	131	135	140	185	212	209
Total Supply	6,391	6,093	6,455	6,793	6,472	7,082	7,119	6,196	6,846	6,307

Secondary supply
Automotive	1,837	2,077	1,952	1,986	2,357	2,624	2,916	2,689	2,887	2,634
Electronics/other	463	474	475	481	479	475	477	428	443	455
Jewelry	157	89	46	21	21	12	12	8	9	10
Total secondary supply	2,457	2,640	2,473	2,488	2,857	3,111	3,405	3,125	3,339	3,099

Total combined supply	8,848	8,733	8,928	9,281	9,329	10,193	10,524	9,321	10,185	9,406

Demand by Application
Auto	7,046	7,487	7,657	8,019	8,423	8,837	9,675	8,573	8,499	8,449
Chemical	378	313	449	419	435	605	530	498	593	589
Dental & Biomedical	461	469	474	435	398	364	320	228	209	186
Electrical & Electronics	1,017	970	903	872	844	768	711	634	647	544
Investment	(8)	943	(659)	(646)	(386)	(574)	(87)	(190)	17	(109)
Jewelry	354	272	220	189	167	148	128	85	88	87
Pollution Control	49	54	56	71	78	86	88	76	102	108
Other	82	81	104	114	91	117	120	93	96	83
Total Demand	9,379	10,589	9,204	9,473	10,050	10,351	11,485	9,997	10,251	9,937

Movements in stocks	(531)	(1,856)	(276)	(192)	(721)	(158)	(961)	(676)	(66)	(531)

Source: Johnson Matthey PGM Market Reports (2013 – 2023)

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 41% of supply over the past 10 years. South Africa has, on average, supplied approximately 37% of production over the past 10 years. In 2022, Russia provided 41.2% of mine supplies, while South Africa produced 36.1%. North America contributed approximately 13% of mine supply in 2022. Scrap supply, from recycling of autocatalyst and other sources, has accounted for an average of roughly 32% of total supply over the last 5 years, up from 28% in 2013.

Autocatalysts continue to be the largest component of palladium demand, averaging 84% of total demand from 2015 to 2022. Jewelry demand for palladium has tapered off considerably over the last 10 years, contributing only 0.9% of total demand in 2022, down from a high of 3.8% in 2013. Other industrial demand (chemical, dental and electrical) has fallen from 19.8% of total demand in 2013 to 13.3% of total demand in 2022. Since 2013, pollution control demand has increased from 0.5% to 1.1% of total demand. Pollution control demand captures the production demand for emissions control in non-automotive applications.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 31, 2013 to December 31, 2023 and is based on information provided by Bloomberg:

Palladium Price
US$/oz
3,500
3,000
2,500
2,000
1,500
1,000
500
0
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

Source: Bloomberg, abrdn. Chart data from 12/31/2013 to 12/31/2023. Palladium Price = PLDMLNPM Index.

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

In 2023, palladium production in Russia and South Africa have continued to impact global supply. Russian production was relatively flat compared to 2020 and 2021, however sanctions imposed in 2022 constrained the production capacity of Russian metals producer Nornickel, the world’s largest palladium producer. In contrast, South Africa continues to experience power supply disruptions along with rising electricity prices. Coupled with labor strikes, political instability, inflation and volatile prices, which have compressed profit margins and subsequently led to a decrease in expected supply from the world’s second leading producer. However, despite the supply deficit, investors have sold short a large amount of palladium this year, in hopes that electric vehicles will curtail the demand for palladium in gasoline-powered automobiles. Additionally, while a positive outlook at the beginning of the year, fueled by China’s loosening of COVID-19 related restrictions, drove the price as high as $1,628 per ounce on April 21, 2023, the Chinese economic rebound disappointed investors. As a result of these two factors, the price of Palladium continued on a downward trend throughout most of the year before reaching a low of $957 per ounce on December 6, 2023. Fears of additional Russian sanctions sparked a year-end rally that saw the price climb as high as $1,221 per ounce on December 20, 2023, but the precious metal ultimately ended the year at $1,136 per ounce, 36% below its 2022 closing price.

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

The main centers of the OTC market for palladium are London, New York, Hong Kong and Zurich. Mining companies, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small plates or ingots of palladium (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Precious metals dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the London Bullion Market Association (“LBMA”) and/or the LPPM. In the OTC market for palladium, the standard size of trades between market makers is 1,000 ounces.

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

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces, and one troy ounce equals 31.1034768 grams. A good delivery palladium plate or ingot on the LPPM approved list is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Plate or Ingot”). A Good Delivery Plate or Ingot must contain between 32 and 192.904 troy ounces of palladium with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The palladium content of a palladium plate or ingot is calculated by multiplying the gross weight by the fineness of the plate or ingot. A Good Delivery Plate or Ingot must also bear the stamp of one of the refiners who are on the LPPM approved list. Unless otherwise specified, the palladium spot price always refers to that of “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

Since December 1, 2014, the LME has been administering the operation of electronic palladium bullion price fixing system (“LMEbullion”) that replicate electronically the manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmark, (the “IOSCO Principles”).

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non-electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes are fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME supports the integrity of the LME PM Fix.

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

Market Regulation

The global palladium markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LPPM falls under the authority of the Financial Conduct Authority (“FCA”) as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all U.K.-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

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

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of the price of physical palladium, less the Trust’s expenses, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX and the London and Zurich palladium markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global palladium market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

At the Evaluation Time, the Trustee values the Trust’s palladium on the basis of that day’s LME PM Fix or, if no LME PM Fix is made on such day, or has not been announced by the Evaluation Time, the next most recent LME PM Fix determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the applicable LME PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s palladium is not an appropriate basis for evaluation of the Trust’s palladium, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LME PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s palladium or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Palladium Market—The Zurich and London Palladium Bullion Markets” for a description of the LME PM Fix.

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

The Sponsor’s Fee for the year ended December 31, 2023 was $1,464,063 (December 31, 2022: $2,226,662; December 31, 2021: $2,447,225).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each delivery or sale of palladium by the Trust to pay the Sponsor’s Fee or other Trust expenses will be a taxable event to Shareholders.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Prior to April 1, 2019, the number of Shares that constituted a Basket was 50,000 Shares. Effective April 1, 2019, the Basket size was decreased to 25,000 Shares. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of physical palladium represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Goldman Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) LLC, UBS Securities LLC and Virtu Americas, LLC have each signed an Authorized Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants will only be able to redeem their Shares through an Authorized Participant.

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

Loco London and Loco Zurich Palladium Delivery Elections.

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

In the event that there is not sufficient palladium in the Trust Allocated Account in London to satisfy loco London redemptions, the Custodian shall cause the Zurich Sub-Custodian to de-allocate sufficient palladium held by it for the Trust Allocated Account in Zurich and cause a transfer of palladium from the Trust Unallocated Account maintained by the Custodian in Zurich to the Authorized Participant Unallocated Account maintained in London. Likewise, in the event that there is not sufficient palladium in the Trust Allocated Account in Zurich to satisfy loco Zurich redemptions, the Custodian will initiate the reverse procedure to transfer palladium from London to Zurich. These transfers between London and Zurich unallocated accounts will generally occur pursuant to loco swap arrangements and will not expose the Authorized Participant or the Trust to any additional expense. The Custodian has assumed the responsibility and expenses for loco swap transfers and shall bear any risk of loss related to the palladium being transferred. If no loco swap counterparty is available, the Custodian shall arrange, at its own expense and risk, for the physical transportation of palladium between the Zurich Sub-Custodian’s Zurich vault premises and the Custodian’s London vault premises. If such a loco swap or physical transfer is necessary to effect a loco London or loco Zurich redemption, the settlement of loco London or loco Zurich redemption deliveries may be delayed more than two, but not more than five, business days. The Custodian, in its sole discretion, has the right to limit the location where Authorized Participants can elect to receive delivery of palladium to either loco London or loco Zurich.

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

Delivery of required deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required palladium deposit amount by the second business day in London or Zurich, as, applicable, following the purchase order date. Upon receipt of the palladium deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the palladium deposit amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of palladium until such palladium has been received by the Trust shall be borne solely by the Authorized Participant. The Trustee may accept delivery of palladium by such other means as the Sponsor, from time to time, my determine with the Trustee to be acceptable for the Trust, provided that the same is disclosed in a prospectus relating to the Trust filed with the SEC pursuant to Rule 424 under the Securities Act. If palladium is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts in addition to those described in this report, as the Sponsor determines to be desirable.

Acting on standing instructions given by the Trustee, the Custodian will transfer the palladium deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring palladium plates and ingots from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Custodian uses commercially reasonable efforts to complete the transfer of palladium to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the palladium deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated palladium to the extent of that palladium deposit amount until the Custodian completes the allocation process or a Zurich Sub-Custodian completes the allocation process for the Custodian. See “Risk Factors— Palladium held in the Trust’s unallocated palladium account and any Authorized Participant’s unallocated palladium account is not segregated from the Custodian’s assets…”

Because palladium is only allocated in multiples of whole plates or ingots, the amount of palladium allocated from the Trust Unallocated Account to the Trust Allocated Account may be less than the total fine ounces of palladium credited to the Trust Unallocated Account. Any balance will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of palladium held in the Trust Unallocated Account; no more than 192.904 troy ounces of palladium (maximum weight to make one Good Delivery Palladium Plate or Ingot) is expected to be held in the Trust Unallocated Account at the close of each business day.

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

The Custodian transfers the redemption palladium amount from the Trust Allocated Account to the Trust Unallocated Account and, thereafter, to the redeeming Authorized Participant’s Authorized Participant Unallocated Account. The Authorized Participant and the Trust are each at risk in respect of palladium credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors—Palladium held in the Trust’s unallocated palladium account and any Authorized Participant’s unallocated palladium account is not segregated from the Custodian’s assets…”

As with the allocation of palladium to the Trust Allocated Account which occurs upon a purchase order, if in transferring palladium from the Trust Allocated Account to the Trust Unallocated Account in connection with a redemption order there is an excess amount of palladium transferred to the Trust Unallocated Account, the excess over the palladium redemption amount will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of palladium held in the Trust Unallocated Account; no more than 192.904 ounces of palladium (maximum weight to make one Good Delivery Palladium Plate or Ingot) is expected to be held in the Trust Unallocated Account at the close of each business day.

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

The Sponsor does not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to approve any new or additional custodian that the Trustee may wish to appoint and any new or additional sub-custodian, including the Zurich Sub-Custodian, that the Custodian may wish to appoint.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s palladium. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, Canary Wharf, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co. While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA. The Zurich Sub-Custodian selected by the Custodian is UBS AG, which is located at 45 Bahnhofstrasse, 8001 Zurich, Switzerland.

The Custodian’s Role

The Custodian is responsible for the safekeeping of the Trust’s palladium deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodian and its other direct sub-custodians, if any. The Custodian facilitates the transfer of palladium in and out of the Trust through the unallocated palladium accounts it will maintain for each Authorized Participant and the unallocated and allocated palladium accounts it maintains for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated palladium to be held in London. The Zurich Sub-Custodian holds at its Zurich, Switzerland vault premises that portion of the Trust’s allocated palladium to be held in Zurich on behalf of the Custodian. The Custodian is responsible for allocating specific plates or ingots of physical palladium to the Trust’s allocated palladium account. The Custodian provides the Trustee with regular reports detailing the palladium transfers in and out of the Trust’s unallocated and allocated palladium accounts and identifying the palladium plates or ingots held in the Trust’s allocated palladium account.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the palladium and the records maintained by the Custodian. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 7, 2023 and December 31, 2023.

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

Custody of the Trust’s Palladium

Custody of the physical palladium deposited with and held by the Trust is provided by the Custodian at its London, England vaults and by the Zurich Sub-Custodian selected by the Custodian in its Zurich, Switzerland vaults and by other sub-custodians on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LPPM.

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

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of palladium in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian allocates, or requires the Zurich Sub-Custodian to allocate, palladium deposited in unallocated form with the Trust by selecting plates or ingots of palladium for deposit to the Trust Allocated Account. All physical palladium allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM, and the Custodian must replace any non-conforming palladium with conforming palladium as soon as practical upon a determination by the Custodian any palladium is non-conforming.

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

Several factors may have the effect of causing a decline in the prices of palladium and a corresponding decline in the price of Shares. Among them:

●	A significant increase in palladium hedging activity by palladium producers. Should there be an increase in the level of hedge activity of palladium producing companies, it could cause a decline in world palladium prices, adversely affecting the price of the Shares.

●	A significant change in the attitude of speculators, investors and central banks towards palladium. Should the speculative community take a negative view towards palladium or central banking authorities determine to sell national palladium reserves, either event could cause a decline in world palladium prices, negatively impacting the price of the Shares.

●	A widening of interest rate differentials between the cost of money and the cost of palladium could negatively affect the price of palladium which, in turn, could negatively affect the price of the Shares.

●	A combination of rising money interest rates and a continuation of the current low cost of borrowing palladium could improve the economics of selling palladium forward. This could result in an increase in hedging by palladium mining companies and short selling by speculative interests, which would negatively affect the price of palladium. Under such circumstances, the price of the Shares would be similarly affected.

●	Autocatalysts, automobile components that use palladium, accounted for approximately 85% of the net global demand in palladium in 2022. While the automotive sector in China and the US is showing signs of recovery, the European market is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand.

●	A decline in the global automotive industry may impact the price of palladium and affect the price of the Shares.

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

Autocatalysts, automobile components for emissions control that use palladium, accounted for approximately 85% of the global demand in palladium in 2022. Increased automotive industry sales may result in an increase in autocatalyst demand. A contraction in the global automotive industry or more widespread acceptance of electric vehicles may decrease demand, thus impacting the price of palladium and the price of Shares.

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

The Trust Agreement places no limit on the amount of palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of palladium. The global market for palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2018 to 2022, world palladium mine supply averaged 6.7 million ounces, while world gross demand averaged 10.4 million ounces. If the amount of palladium acquired by the Trust is large enough in relation to global palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of palladium unrelated to other factors affecting the global market for palladium. Such an impact could affect the price for palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s palladium on a temporary basis pending delivery to the Custodian. The Custodian currently uses UBS AG for palladium but may also use LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian selects the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s palladium from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s palladium or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian and the Zurich Sub-Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s palladium and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

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

Neither the Trustee nor the Custodian independently confirms the fineness of the physical palladium allocated to the Trust in connection with the creation of a Basket. The palladium bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LPPM’s standards for palladium plates or ingots delivered in settlement of a palladium trade (London/Zurich Good Delivery Standards), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such palladium, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss.

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

GENERAL RISKS

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and, the Sponsor which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

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

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of palladium and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the Bullion markets. Russia is one of the world’s largest producers of gold, palladium, platinum and silver. On March 7, 2022, the LBMA suspended its accreditation of six Russian refiners of gold and silver, and, on April 8, 2022, the LPPM suspended its accreditation of two Russian refiners of platinum and palladium. The LPPM stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery.

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

The COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store palladium, restrictions on travel that delay or prevent the transportation of palladium, and an increase in demand for palladium may disrupt supply chains for palladium, which could cause secondary market spreads to widen and compromise the Trust’s ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver palladium as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A significant resurgence of the COVID-19 pandemic or other future public health emergencies could increase the Trust’s costs and affect liquidity in the market for palladium, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the COVID-19 pandemic or other future public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for palladium, which could adversely affect the price of the Shares.

Further, the COVID-19 pandemic or other future public health emergencies could interfere with or prevent the operation of the electronic pricing system administered by the LME to determine the LME PM Fix, which the Trustee uses to value the palladium held by the Trust and calculate the net asset value of the Trust. The COVID-19 pandemic or other future public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity

The Trust, through its service providers, has processes in place to assess, identify and manage material risks from cybersecurity threats. The Trust’s business is dependent on the communications and information systems of the Trustee, the Sponsor, the Custodian and other third-party service providers. The Trustee is responsible for day-to-day administration of the Trust and has implemented a cybersecurity program that applies to the Trustee and its business, including the administration of the Trust.

Cybersecurity Program Overview

The Trustee has instituted a cybersecurity program designed to identify, assess and mitigate cyber risks applicable to the administration by the Trustee of the Trust. The cyber risk management program involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which the Trust relies. The Trustee actively monitors the current threat landscape to seek to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Trust.

The Trust relies on the Trustee, the Sponsor and the Custodian to engage external experts, including cybersecurity assessors, risk management and information technology professionals, attorneys, consultants and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Trust.

Board Oversight of Cybersecurity Risks

The Trust has no board of trustees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust relies on the Trustee, the Sponsor and the Custodian for oversight of cybersecurity risks applicable to the Trust.

Management’s Role in Cybersecurity Risk Management

The Trust has no officers or employees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust relies on the Trustee, the Sponsor and the Custodian for management of cybersecurity risks applicable to the Trust.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats to the Trust are assessed by the Trustee, the Sponsor, the Custodian and third-party service providers on an ongoing basis, and how such risks could materially affect the Trust’s objective, operational results and financial condition are regularly evaluated. During the reporting period, the Trustee has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Trustee believes have materially affected, or are reasonably likely to materially affect, the Trust, including its objective, operational results and financial condition.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust’s Shares have been listed on the NYSE Arca under the symbol PALL since its initial public offering on January 8, 2010.

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2023 and 2022:

Fiscal Year Ended December 31, 2023: Quarter Ended

	High	Low
March 31, 2023	$166.83	$127.51
June 30, 2023	$150.26	$113.53
September 30, 2023	$121.72	$110.14
December 31, 2023	$113.27	$86.43

Fiscal Year Ended December 31, 2022: Quarter Ended
	High	Low
March 31, 2022	$295.00	$169.33
June 30, 2022	$229.00	$166.23
September 30, 2022	$211.05	$171.02
December 31, 2022	$215.00	$154.25

The number of outstanding Share of the Trust as of February 26, 2024 was 2,425,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2023	$119.57	$111.78
September 2023	$117.38	$110.14
October 2023	$111.49	$101.76
November 2023	$103.22	$89.33
December 2023	$113.27	$86.43
January 2024	$99.79	$84.70

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium, only in aggregations of 25,000 Shares, referred to as a Basket. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2023 and 2022:

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2023	—	—
February 2023	100,000	0.092
March 2023	75,000	0.092
April 2023	50,000	0.092
May 2023	—	—
June 2023	—	—
July 2023	50,000	0.092
August 2023	—	—
September 2023	—	—
October 2023	—	—
November 2023	—	—
December 2023	—	—
Total	275,000	0.092

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2022	125,000	0.093
February 2022	—	—
March 2022	100,000	0.093
April 2022	50,000	0.093
May 2022	100,000	0.093
June 2022	100,000	0.093
July 2022	50,000	0.093
August 2022	50,000	0.093
September 2022	50,000	0.093
October 2022	25,000	0.093
November 2022	50,000	0.093
December 2022	75,000	0.093
Total	775,000	0.093

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Goldman Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PALL.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding palladium price (per 1/10 of an oz. of palladium) since inception:

NAV per Share vs. Palladium Price from December 30, 2009 (the Date of Inception) to December 31, 2023

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

	December 31, 2023	December 31, 2022	December 31, 2021
(Amounts in 000’s of US$)
Investment in palladium - cost	$356,585	$334,209	$334,434
Unrealized gain/(loss) on investment in palladium	(137,164)	(38,571)	23,727
Investment in palladium- fair value	$219,421	$295,638	$358,161

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

The Sponsor has exercised its right to visit the Custodian and Zurich Sub-Custodian, in order to examine the palladium and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 7, 2023 and December 31, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At December 31, 2023 and 2022, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
(Amounts in 000’s of US$)
Total gain/(loss) on palladium	$(109,918)	$(58,254)	$(70,471)
Net change assets from operations	$(111,382)	$(60,481)	$(72,918)
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the palladium owned by the Trust plus any palladium receivable on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2023

The Trust’s NAV decreased from $295,490,794 at December 31, 2022 to $219,309,330 at December 31, 2023, a 25.78% decrease for the year. The change in the Trust’s NAV resulted from an increase in outstanding shares, which rose from 1,800,000 at December 31, 2022 to 2,100,000 at December 31, 2023, a result of 575,000 Shares (23 baskets) being created and 275,000 Shares (11 Baskets) being redeemed during the year and a decrease in the price per ounce of palladium, which fell 36.00% from $1,775.00 at December 31, 2022 to $1,136.00 at December 31, 2023.

The NAV per Share decreased 36.39% from $164.16 at December 31, 2022 to $104.43 at December 31, 2023. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,464,063 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $166.63 at January 10, 2023 was the highest during the year, compared with a low of $88.01 at December 6, 2023.

The decrease in net assets from operations for the year ended December 31, 2023 was $111,381,953, resulting from a realized loss of $578,564 on the transfer of palladium to pay expenses, a realized loss of $10,746,737 on palladium distributed for the redemption of Shares, a change in unrealized loss on investment in palladium of $98,592,589 and the Sponsor’s Fee of $1,464,063. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2023.

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

The decrease in net assets from operations for the year ended December 31, 2021 was $72,918,240, resulting from a realized gain of $742,787 on the transfer of palladium to pay expenses and a realized gain of $37,316,892 on palladium distributed for the redemption of Shares, offset by a change in unrealized loss on investment in palladium of$108,530,694 and the Sponsor’s Fee of $2,447,225. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2023

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$419	$382	$356	$307	$1,464
Total expenses	419	382	356	307	1,464

Net investment loss	(419)	(382)	(356)	(307)	(1,464)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on palladium transferred to pay expenses	(73)	(125)	(171)	(210)	(579)
Realized gain / (loss) on palladium distributed for the redemption of Shares	(6,533)	(1,352)	(2,863)	2	(10,746)
Change in unrealized gain/ (loss) on investment in palladium	(41,035)	(41,069)	9,482	(25,971)	(98,593)
Total gain / (loss) on investment in palladium	(47,641)	(42,546)	6,448	(26,179)	(109,918)

Change in net assets from operations	$(48,060)	$(42,928)	$6,092	$(26,486)	$(111,382)

Net increase / (decrease) in net assets per Share	$(24.83)	$(21.68)	$3.10	$(13.00)	$(56.28)

Weighted average number of Shares	1,935,833	1,979,945	1,962,500	2,036,957	1,979,041

Year Ended December 31, 2022

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$594	$629	$538	$466	$2,227
Total expenses	594	629	538	466	2,227

Net investment loss	(594)	(629)	(538)	(466)	(2,227)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	65	91	(6)	5	155
Realized gain / (loss) on palladium distributed for the redemption of Shares	4,305	439	575	(1,430)	3,889
Change in unrealized gain / (loss) on investment in Bullion	21,908	(70,791)	54,891	(68,306)	(62,298)
Change in unrealized gain / (loss) on unsettled creations or redemptions	1,061	(1,061)	—	—	—
Total gain / (loss) on investment in palladium	27,339	(71,322)	55,460	(69,731)	(58,254)

Change in net assets from operations	$26,745	$(71,951)	$54,922	$(70,197)	$(60,481)

Net increase / (decrease) in net assets per Share	$13.67	$(35.53)	$30.38	$(40.24)	$(32.12)

Weighted average number of Shares	1,956,667	2,025,275	1,807,609	1,744,565	1,882,740

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2023, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2023. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2023.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Palladium ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Palladium ETF Trust’s (known as Aberdeen Standard Palladium ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

New York, New York

February 28, 2024

Item 9B. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b51 trading arrangement for the year ended December 31, 2023.

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

Brian Kordeck – Chief Financial Officer and Treasurer

Brian Kordeck age 44, joined abrdn Inc. (the parent company of the Sponsor) as a Senior Fund Administrator in 2013 and is currently a Senior Product Manager with the company. Prior to joining abrdn Inc., Mr. Kordeck held financial reporting manager roles at the Bank of New York Mellon and The Investment Fund for Foundations. Mr. Kordeck began his career as an auditor with PricewaterhouseCoopers LLP, focusing on the investment management industry. Mr. Kordeck holds a BS in Business Administration from La Salle University.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

In connection with her retirement, Andrea Melia resigned as Chief Financial Officer and Treasurer of the Sponsor, effective on February 28, 2023. Ms. Melia served as Principal Financial Officer of the Registrant.

Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, effective on February 28, 2023. Mr. Kordeck serves as Principal Financial Officer of the Registrant.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Audit fees – KPMG	$85,000	$77,250
Audit related fees - KPMG	19,500	—
	$104,500	$77,250

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158380 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1(b) filed with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 28, 2020

4.1(c)	Second Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

4.2	Form of Authorized Participant Agreement, is filed herewith

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158380 on December 31, 2009

10.1(b)	Amendment to the Allocated Account Agreement effective incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Second capital A amendment to the Allocated Account Agreement, incorporated by reference to Exhibit 10.1(c) filed with Registration Statement No. 333-238125 on May 8, 2020

10.1(d)	Third Amendment to the Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158380 on December 31, 2009

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second capital A amendment to the Unallocated Account Agreement effective, incorporated by reference to Exhibit 10.2(c) filed with Registration Statement No. 333-238125 on May 8, 2020

10.2(d)	Third Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018, incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on March 1, 2019

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Compensation

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN PALLADIUM ETF TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2023
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
abrdn Palladium ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Palladium ETF Trust (known as Aberdeen Standard Palladium ETF Trust prior to March 31, 2022) (the Trust), including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the palladium holdings

As presented on the December 31, 2023 schedule of investments and in Note 2.2, the fair value of the Trust's investment in palladium is $219,421 thousand, representing 100.05% of the Trust's net assets, and 193,152.2 ounces of palladium holdings. The investment in palladium was held by a third-party custodian or sub-custodian (collectively, the custodian).

We identified the evaluation of the evidence pertaining to the existence of the palladium holdings as a critical audit matter. Given the nature and volume of the palladium holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of palladium held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust's records of palladium held to the custodian's records, (2) the approval of palladium deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust's palladium holdings performed at the custodian's locations by a third party engaged by the Trust's sponsor. We obtained a schedule directly from the custodian of the Trust's palladium holdings held by the custodian as of December 31, 2023. We compared the total ounces on such schedule to the Trust's record of palladium holdings. We also attended and observed a part of the physical counts of the Trust's palladium holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust's and custodian's records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York

February 28, 2024

abrdn Palladium ETF Trust

Statements of Assets and Liabilities

At December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: December 31, 2023: $356,585; December 31, 2022: $334,209)	$219,421	$295,638
Total assets	219,421	295,638

LIABILITIES
Fees payable to Sponsor	112	147
Total liabilities	112	147

NET ASSETS(1)	$219,309	$295,491

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2023 were 2,100,000 and at December 31, 2022 were 1,800,000. Net asset values per Share at December 31, 2023 and December 31, 2022 were $104.43 and $164.16, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At December 31, 2023 and 2022

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	193,152.2	$356,585	$219,421	100.05%
Total investment in palladium	193,152.2	$356,585	$219,421	100.05%
Less liabilities			(112)	(0.05)%
Net Assets			$219,309	100.00%

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	166,556.4	$334,209	$295,638	100.05%
Total investment in palladium	166,556.4	$334,209	$295,638	100.05%
Less liabilities			(147)	(0.05)%
Net Assets			$295,491	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations

For the years ended December 31, 2023, 2022, and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,464	$2,227	$2,447
Total expenses	1,464	2,227	2,447
Net investment loss	(1,464)	(2,227)	(2,447)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on palladium transferred to pay expenses	(579)	155	743
Realized gain / (loss) on palladium distributed for the redemption of Shares	(10,746)	3,889	37,317
Change in unrealized (loss) on investment in palladium	(98,593)	(62,298)	(108,531)
Total (loss) on investment in palladium	(109,918)	(58,254)	(70,471)

Change in net assets from operations	$(111,382)	$(60,481)	$(72,918)

Net (decrease) in net assets per Share	$(56.28)	$(32.12)	$(39.95)

Weighted average number of Shares	1,979,041	1,882,740	1,825,342

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	1,800,000	$295,491
Net investment loss		(1,464)
Realized (loss) on investment in palladium		(11,325)
Change in unrealized (loss) on investment in palladium		(98,593)
Creations	575,000	73,610
Redemptions	(275,000)	(38,410)
Closing balance at December 31, 2023	2,100,000	$219,309

	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	1,950,000	$357,971
Net investment loss		(2,227)
Realized gain on investment in palladium		4,044
Change in unrealized (loss) on investment in palladium		(62,298)
Creations	625,000	145,623
Redemptions	(775,000)	(147,622)
Closing balance at December 31, 2022	1,800,000	$295,491

	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	1,625,000	$356,238
Net investment loss		(2,447)
Realized gain on investment in palladium		38,060
Change in unrealized (loss) on investment in palladium		(108,531)
Creations	900,000	205,730
Redemptions	(575,000)	(131,079)
Closing balance at December 31, 2021	1,950,000	$357,971

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights

For the years ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$164.16	$183.58	$219.22
Income from investment operations:
Net investment loss	(0.74)	(1.18)	(1.34)
Total realized and unrealized gains or losses on investment in palladium	(58.99)	(18.24)	(34.30)
Change in net assets from operations	(59.73)	(19.42)	(35.64)

Net asset value per Share at end of period	$104.43	$164.16	$183.58

Weighted average number of Shares	1,979,041	1,882,740	1,825,342

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	(36.39)%	(10.58)%	(16.26)%

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

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical palladium, less the Trust’s expenses. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the palladium market through an investment in securities.

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

The Trust’s palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust’s palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2023, approximately 8.04% of the Trust’s palladium was held by one or more sub-custodians.

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

The LME is responsible for the administration of the electronic palladium price fixing system (“LMEbullion”) that replicates electronically the manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”).

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2023	December 31, 2022
Level 1
Investment in palladium	$219,421	$295,638

There were no transfers between levels during the years ended December 31, 2023 and 2022.

2.3.	Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At December 31, 2023, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2022, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

abrdn Palladium ETF Trust

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2023 or December 31, 2022.

2.6.	Investment in Palladium

Changes in ounces of palladium and their respective values for the years ended December 31, 2023 and 2022 are set out below:

	Year Ended December 31, 2023	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	166,556.4	181,531.1
Creations	53,072.5	58,004.8
Redemptions	(25,394.5)	(71,914.8)
Transfers of palladium to pay expenses	(1,082.2)	(1,064.7)
Closing balance	193,152.2	166,556.4

Investment in palladium
Opening balance	$295,638	$358,161
Creations	73,610	145,623
Redemptions	(38,410)	(147,622)
Realized (loss) / gain on palladium distributed for the redemption of Shares	(10,746)	3,889
Transfers of palladium to pay expenses	(1,499)	(2,270)
Realized gain on palladium transferred to pay expenses	(579)	155
Change in unrealized (loss) on investment in palladium	(98,593)	(62,298)
Closing balance	$219,421	$295,638

abrdn Palladium ETF Trust

Notes to the Financial Statements

2.7.	Expenses / Realized Gains / Losses

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

For the year’s ended December 31, 2023, 2022 and 2021, the Sponsor’s Fee was $1,464,063, $2,226,662 and $2,447,225, respectively.

At December 31, 2023 and at December 31, 2022, the fees payable to the Sponsor were $111,606 and $146,803, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2023 and 2022.

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

abrdn ETFs Sponsor LLC

Date: February 28, 2024	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2024	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.