Form 10-Q
period 2024-03-31
abrdn Palladium ETF Trust
filed 2024-05-09
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ______________________ to ______________________

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

As of May 7, 2024, abrdn Palladium ETF Trust had 2,675,000 abrdn Physical Palladium Shares ETF outstanding.

abrdn Palladium ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

abrdn Palladium ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: March 31, 2024: $370,187; December 31, 2023: $356,585)	$224,161	$219,421
Total assets	224,161	219,421

LIABILITIES
Fees payable to Sponsor	113	112
Total liabilities	113	112

NET ASSETS(1)	$224,048	$219,309

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2024 were 2,400,000 and at December 31, 2023 were 2,100,000. Net asset values per Share at March 31, 2024 and December 31, 2023 were $93.35 and $104.43, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	220,414.3	$370,187	$224,161	100.05%
Total investment in palladium	220,414.3	$370,187	$224,161	100.05%
Less liabilities			(113)	(0.05)%
Net Assets			$224,048	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	193,152.2	$356,585	$219,421	100.05%
Total investment in palladium	193,152.2	$356,585	$219,421	100.05%
Less liabilities			(112)	(0.05)%
Net Assets			$219,309	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$315	$419
Total expenses	315	419

Net investment loss	(315)	(419)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) on palladium transferred to pay expenses	(228)	(73)
Realized (loss) on palladium distributed for the redemption of Shares	(11,719)	(6,533)
Change in unrealized (loss) on investment in palladium	(8,862)	(41,035)
Total (loss) on investment in palladium	(20,809)	(47,641)

Change in net assets from operations	$(21,124)	$(48,060)

Net increase / (decrease) in net assets per Share	$(9.02)	$(24.83)

Weighted average number of Shares	2,342,582	1,935,833

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	2,100,000	$219,309
Net investment loss		(315)
Realized (loss) on investment in palladium		(11,947)
Change in unrealized (loss) on investment in palladium		(8,862)
Creations	475,000	41,486
Redemptions	(175,000)	(15,623)
Closing balance at March 31, 2024	2,400,000	$224,048

	Three Months Ended March 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	1,800,000	$295,491
Net investment loss		(419)
Realized (loss) on investment in palladium		(6,606)
Change in unrealized (loss) on investment in palladium		(41,035)
Creations	375,000	52,731
Redemptions	(175,000)	(24,964)
Closing balance at March 31, 2023	2,000,000	$275,198

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$104.43	$164.16
Income from investment operations:
Net investment loss	(0.13)	(0.22)
Total realized and unrealized gains or losses on investment in palladium	(10.95)	(26.34)
Change in net assets from operations	(11.08)	(26.56)

Net asset value per Share at end of period	$93.35	$137.60

Weighted average number of Shares	2,342,582	1,935,833

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	(10.61)%	(16.18)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year.

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

The Trust’s palladium is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust’s palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2024, approximately 3.90% of the Trust’s palladium was held by one or more sub-custodians.

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

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2024	December 31, 2023

Level 1
Investment in palladium	$224,161	$219,421

There were no transfers between levels during the three months ended March 31, 2024 or the year ended December 31, 2023.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At March 31, 2024, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2024 or December 31, 2023.

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the three months ended March 31, 2024 and 2023 are set out below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	193,152.2	166,556.4
Creations	43,643.4	34,657.7
Redemptions	(16,072.6)	(16,169.7)
Transfers of palladium to pay expenses	(308.7)	(251.9)
Closing balance	220,414.3	184,792.5

Investment in palladium
Opening balance	$219,421	$295,638
Creations	41,486	52,731
Redemptions	(15,623)	(24,964)
Realized (loss) on palladium distributed for the redemption of Shares	(11,719)	(6,533)
Transfers of palladium to pay expenses	(314)	(423)
Realized (loss) on palladium transferred to pay expenses	(228)	(73)
Change in unrealized (loss) on investment in palladium	(8,862)	(41,035)
Closing balance	$224,161	$275,341

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

For the three months ended March 31, 2024 and 2023, the Sponsor’s Fee was $315,292 and $419,495, respectively.

At March 31, 2024 and at December 31, 2023, the fees payable to the Sponsor were $112,891 and $111,606, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2024 and 2023.

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

abrdn Palladium ETF Trust

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

The Quarter Ended March 31, 2024

The Trust’s NAV increased from $219,309,330 at December 31, 2023 to $224,048,402 at March 31, 2024, a 2.16% increase for the quarter. The change in the Trust’s NAV resulted from a decrease in the price per ounce of palladium, which fell 10.48% from $1,136.00 at December 31, 2023 to $1,017.00 at March 31, 2024 and an increase in outstanding Shares, which rose from 2,100,000 Shares at December 31, 2023 to 2,400,000 Shares at March 31, 2024, as a result of 475,000 Shares (19 Baskets) being created and 175,000 Shares (7 Baskets) being redeemed for the quarter.

The NAV per Share decreased 10.61% from $104.43 at December 31, 2023 to $93.35 at March 31, 2024. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $315,292 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $104.43 at January 1, 2024 was the highest during the quarter, compared with a low of $80.38 at February 10, 2024.

The decrease in net assets from operations for the quarter ended March 31, 2024 was $21,124,729, resulting from a realized loss of $228,093 on the transfer of palladium to pay expenses, a realized loss of $11,719,179 on palladium distributed for the redemption of Shares, a change in unrealized loss on investment in palladium of $8,862,165 and the Sponsor’s Fee of $315,292. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2024.

The Quarter Ended March 31, 2023

The Trust’s NAV decreased from $295,490,794 at December 31, 2022 to $275,197,768 at March 31, 2023, a 6.87% decrease for the quarter. The change in the Trust’s NAV resulted from a decrease in the price per ounce of palladium, which fell 16.06% from $1,775.00 at December 31, 2022 to $1,490.00 at March 31, 2023 and an increase in outstanding Shares, which rose from 1,800,000 Shares at December 31, 2022 to 2,000,000 Shares at March 31, 2023, as a result of 375,000 Shares (15 Baskets) being created and 175,000 Shares (7 Baskets) being redeemed during the quarter.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At March 31, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2024:

19 Baskets were created.

 7  Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
January 2024	—	—	—
February 2024	3	75,000	0.092
March 2024	4	100,000	0.092
	7	175,000	0.092

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended March 31, 2024.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Palladium ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 9, 2024	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.