Form 10-Q
period 2024-06-30
abrdn Palladium ETF Trust
filed 2024-08-09
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

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

As of August 7, 2024, abrdn Palladium ETF Trust had 3,262,500 abrdn Physical Palladium Shares ETF outstanding.

abrdn Palladium ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

abrdn Palladium ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: June 30, 2024: $429,161; December 31, 2023: $356,585)	$284,119	$219,421
Total assets	284,119	219,421

LIABILITIES
Fees payable to Sponsor	147	112
Total liabilities	147	112

NET ASSETS(1)	$283,972	$219,309

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at June 30, 2024 were 3,187,500 and at December 31, 2023 were 2,100,000. Net asset values per Share at June 30, 2024 and December 31, 2023 were $89.09 and $104.43, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	292,303.9	$429,161	$284,119	100.05%
Total investment in palladium	292,303.9	$429,161	$284,119	100.05%
Less liabilities			(147)	(0.05)%
Net Assets			$283,972	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	193,152.2	$356,585	$219,421	100.05%
Total investment in palladium	193,152.2	$356,585	$219,421	100.05%
Less liabilities			(112)	(0.05)%
Net Assets			$219,309	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$396	$382	$711	$801
Total expenses	396	382	711	801

Net investment loss	(396)	(382)	(711)	(801)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) on palladium transferred to pay expenses	(213)	(125)	(441)	(198)
Realized (loss) on palladium distributed for the redemption of Shares	(11,584)	(1,352)	(23,303)	(7,885)
Change in unrealized gain / (loss) on investment in palladium	984	(41,069)	(7,878)	(82,104)
Total (loss) on investment in palladium	(10,813)	(42,546)	(31,622)	(90,187)

Change in net assets from operations	$(11,209)	$(42,928)	$(32,333)	$(90,988)

Net increase / (decrease) in net assets per Share	$(3.81)	$(21.68)	$(12.23)	$(46.47)

Weighted average number of Shares	2,942,857	1,979,945	2,642,720	1,958,011

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	2,400,000	$224,048	2,000,000	$275,198
Net investment loss		(396)		(382)
Realized (loss) on investment in palladium		(11,797)		(1,477)
Change in unrealized gain/(loss) on investment in palladium		984		(41,069)
Creations	1,050,000	94,979	50,000	6,507
Redemptions	(262,500)	(23,846)	(50,000)	(7,515)
Closing balance	3,187,500	$283,972	2,000,000	$231,262

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	2,100,000	$219,309	1,800,000	$295,491
Net investment loss		(711)		(801)
Realized (loss) on investment in palladium		(23,744)		(8,083)
Change in unrealized (loss) on investment in palladium		(7,878)		(82,104)
Creations	1,525,000	136,465	425,000	59,238
Redemptions	(437,500)	(39,469)	(225,000)	(32,479)
Closing balance	3,187,500	$283,972	2,000,000	$231,262

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$93.35	$137.60	$104.43	$164.16
Income from investment operations:
Net investment loss	(0.13)	(0.19)	(0.27)	(0.41)
Total realized and unrealized gains or losses on investment in palladium	(4.13)	(21.78)	(15.07)	(48.12)
Change in net assets from operations	(4.26)	(21.97)	(15.34)	(48.53)

Net asset value per Share at end of period	$89.09	$115.63	$89.09	$115.63

Weighted average number of Shares	2,942,857	1,979,945	2,642,720	1,958,011

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	(4.56)%	(15.97)%	(14.69)%	(29.56)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

1.    Organization

The abrdn Palladium ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds palladium  and, effective June 18, 2024, issues abrdn Physical Palladium Shares ETF (“Shares”) in minimum blocks of 12,500 Shares (also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Prior to June 18, 2024, the number of Shares that constituted a Basket was 25,000. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc,. which is a wholly-owned indirect subsidiary of abrdn plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical palladium, less the Trust’s expenses.  The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the palladium market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust's management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc ("ICBC"), providing for the custody of the Trust's palladium. Prior to May 23, 2024, JPMorgan Chase Bank N.A. ("JPMorgan") served as custodian of the Trust's palladium, and will continue to provide custody services until all of the Trust's palladium is transferred to ICBC. At June 30, 2024, approximately 96.23% of the Trust's palladium remained at JPMorgan, while 3.77% had been transferred to ICBC. At June 30, 2024, none of the Trust's palladium was held by a sub-custodian.

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

The Trust's palladium is recorded at fair value. The cost of palladium is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of palladium administered by the London Metal Exchange (“LME”) (the “LBMA Palladium Price PM”). Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of palladium transferred.

The LME is responsible for the administration of the electronic palladium price fixing system (“LMEbullion”) that replicates electronically the manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the” LBMA Palladium Price AM”) and 2:00 p.m. London time (the “LBMA Palladium Price PM”).

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

The per Share amount of palladium exchanged for a purchase or redemption is calculated daily by the Trustee using the LBMA Palladium Price PM to calculate the palladium amount in respect of any liabilities for which covering palladium sales have not yet been made, and represents the per Share amount of palladium held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2024	December 31, 2023
Level 1
Investment in palladium	$284,119	$219,421

There were no transfers between levels during the six months ended June 30, 2024 or the year ended December 31, 2023.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At June 30, 2024, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

2.4.    Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (effective June 18, 2024, a Basket equals a block of 12,500 Shares. Prior to June 18, 2024, a Basket equaled a block of 25,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other palladium bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the palladium required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated palladium account, either loco London or loco Zurich, established with the Custodian or a palladium bullion clearing bank by an Authorized Participant.

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

Notes to the Financial Statements (Unaudited)

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective May 28, 2024, the standard settlement period for Shares is one business day. Prior to May 28, 2024, the settlement period for Shares was two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When palladium is exchanged in settlement of a redemption, it is considered a sale of palladium for financial statement purposes.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2024 or December 31, 2023.

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the three and six months ended June 30, 2024 and 2023 are set out below:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	220,414.3	184,792.5
Creations	96,315.4	4,613.3
Redemptions	(24,063.4)	(4,616.1)
Transfers of palladium to pay expenses	(362.4)	(279.4)
Closing balance	292,303.9	184,510.3

Investment in palladium
Opening balance	$224,161	$275,341

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Creations	94,979	6,507
Redemptions	(23,846)	(7,515)
Realized (loss) on palladium distributed for the redemption of Shares	(11,584)	(1,352)
Transfers of palladium to pay expenses	(362)	(411)
Realized gain on palladium transferred to pay expenses	(213)	(125)
Change in unrealized gain / (loss) on investment in palladium	984	(41,069)
Closing balance	$284,119	$231,376

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	193,152.2	166,556.4
Creations	139,958.8	39,271.0
Redemptions	(40,135.8)	(20,785.8)
Transfers of palladium to pay expenses	(671.3)	(531.3)
Closing balance	292,303.9	184,510.3

Investment in palladium
Opening balance	$219,421	$295,638
Creations	136,465	59,238
Redemptions	(39,469)	(32,479)
Realized (loss) on palladium distributed for the redemption of Shares	(23,303)	(7,885)
Transfers of palladium to pay expenses	(676)	(834)
Realized gain / (loss) on palladium transferred to pay expenses	(441)	(198)
Change in unrealized (loss) on investment in palladium	(7,878)	(82,104)
Closing balance	$284,119	$231,376

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

Notes to the Financial Statements (Unaudited)

For the three months ended June 30, 2024 and 2023, the Sponsor’s Fee was $396,037 and $381,658, respectively. For the six months ended June 30, 2024 and 2023, the Sponsor's Fee was $711,329 and $801,153, respectively.

At June 30, 2024 and at December 31, 2023, the fees payable to the Sponsor were $146,869 and $111,606, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2024 and 2023.

Unless otherwise directed by the Sponsor, when selling palladium the Trustee will endeavor to sell at the price established by the LBMA Palladium Price PM. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such palladium only if the sale transaction is made at the next LBMA Palladium Price PM or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the palladium sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium and only in aggregations of 12,500 Shares, effective June 18, 2024, or integral multiples thereof. Prior to June 18, 2024, the number of Shares that constituted a Basket was 25,000. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

At the Evaluation Time, the Trustee values the Trust’s palladium on the basis of that day’s LBMA Palladium Price PM or, if no LBMA Palladium Price PM is made on such day, that day’s LBMA Palladium Price AM will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Palladium Price PM, the LBMA Palladium Price AM or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s palladium is not an appropriate basis for evaluation of the Trust’s palladium, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA Palladium Price PM, the LBMA Palladium Price AM or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s palladium or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

abrdn Palladium ETF Trust

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

The Quarter Ended June 30, 2024

The Trust’s NAV increased from $224,048,402 at March 31, 2024 to $283,972,501 at June 30, 2024, a 26.75% increase for the quarter. The change in the Trust’s NAV resulted from a decrease in the price per ounce of palladium, which fell 4.42% from $1,017.00 at March 31, 2024 to $972.00 at June 30, 2024 and an increase in outstanding Shares, which rose from 2,400,000 Shares at March 31, 2024 to 3,187,500 Shares at June 30, 2024, as a result of 1,050,000 Shares (84 Baskets) being created and 262,500 Shares (21 Baskets) being redeemed for the quarter. Effective June 18, 2024, the number of Shares that constituted a Basket decreased from 25,000 to 12,500. Accordingly, information prior to this change has been retroactively adjusted to conform with the change in Basket size.

The NAV per Share decreased 4.56% from $93.35 at March 31, 2024 to $89.09 at June 30, 2024. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $396,037 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $98.20 at April 12, 2024 was the highest during the quarter, compared with a low of $79.94 at June 18, 2024.

The decrease in net assets from operations for the quarter ended June 30, 2024 was $11,208,377, resulting from a change in unrealized gain on investment in palladium of $984,303, offset by realized loss of $213,022 on the transfer of palladium to pay expenses, a realized loss of $11,583,621 on palladium distributed for the redemption of Shares, and the Sponsor’s Fee of $396,037. Other than the Sponsor's Fee, the Trust had no expenses during the quarter ended June 30, 2024.

The Six Months Ended June 30, 2024

The Trust’s NAV increased from $219,309,330 at December 31, 2023 to $283,972,501 at June 30, 2024, a 29.48% increase for the period. The change in the Trust’s NAV resulted from a decrease in the price per ounce of palladium, which fell 14.44% from $1,136.00 at December 31, 2023 to $972.00 at June 30, 2024, and a increase in outstanding Shares, which rose from 2,100,000 Shares at December 31, 2023 to 3,187,500 Shares at June 30, 2024, as a result of 1,525,000 Shares (122 Baskets) being created and 437,500 Shares (35 Baskets) being redeemed during the period. Effective June 18, 2024, the number of Shares that constituted a Basket decreased from 25,000 to 12,500. Accordingly, information prior to this change has been retroactively adjusted to conform with the change in Basket size.

abrdn Palladium ETF Trust

The NAV per Share decreased 14.69% from $104.43 at December 31, 2023 to $89.09 at June 30, 2024. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $711,329 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $101.21 at January 2, 2024 was the highest during the period, compared with a low of $79.94 at June 18, 2024.

The decrease in net assets from operations for the period ended June 30, 2024 was $32,333,106, resulting from a realized loss of $441,115 on the transfer of palladium to pay expenses, a realized loss of $23,302,800 on palladium distributed for the redemption of Shares, change in unrealized loss on investment in palladium of $7,877,862 and the Sponsor’s Fee of $711,329. Other than the Sponsor's Fee, the Trust had no expenses during the period ended June 30, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At June 30, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

abrdn Palladium ETF Trust

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2024:

84 Baskets were created.

21 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
April 2024	—	—	—
May 2024	—	—	—
June 2024	21	262,500	0.092
	21	262,500	0.092

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2024.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Palladium ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 9, 2024	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.