Form 10-Q
period 2024-09-30
abrdn Palladium ETF Trust
filed 2024-11-12
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_______________________to_______________________

Commission File Number: 001-34589

abrdn Palladium ETF Trust

 (Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC
1900 Market Street, Suite 200 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Palladium Shares ETF	PALL	NYSE Arca

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

As of  November 7, 2024, abrdn Palladium ETF Trust had 4,750,000 abrdn Physical Palladium Shares ETF outstanding.

abrdn Palladium ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

abrdn Palladium ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: September 30, 2024: $388,854; December 31, 2023: $356,585)	$270,717	$219,421
Palladium receivable	2,284	—
Total assets	273,001	219,421

LIABILITIES
Fees payable to Sponsor	140	112
Total liabilities	140	112

NET ASSETS(1)	$272,861	$219,309

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2024 were 2,987,500 and at December 31, 2023 were 2,100,000. Net asset values per Share at September 30, 2024 and December 31, 2023 were $91.33 and $104.43, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	271,260.0	$388,854	$270,717	99.21%
Total investment in palladium	271,260.0	$388,854	$270,717	99.21%
Other assets less liabilities			2,144	0.79%
Net Assets			$272,861	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	193,152.2	$356,585	$219,421	100.05%
Total investment in palladium	193,152.2	$356,585	$219,421	100.05%
Less liabilities			(112)	(0.05)%
Net Assets			$219,309	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$416	$356	$1,127	$1,158
Total expenses	416	356	1,127	1,158

Net investment loss	(416)	(356)	(1,127)	(1,158)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) on palladium transferred to pay expenses	(229)	(171)	(670)	(369)
Realized (loss) on palladium distributed for the redemption of Shares	(16,344)	(2,863)	(39,647)	(10,747)
Change in unrealized gain / (loss) on investment in palladium	26,905	9,482	19,027	(72,623)
Total gain/(loss) on investment in palladium	10,332	6,448	(21,290)	(83,739)

Change in net assets from operations	$9,916	$6,092	$(22,417)	$(84,897)

Net increase / (decrease) in net assets per Share	$3.13	$3.10	$(7.95)	$(43.33)

Weighted average number of Shares	3,166,304	1,962,500	2,818,522	1,959,524

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	3,187,500	$283,972	2,000,000	$231,262
Net investment loss		(416)		(356)
Realized (loss) on investment in palladium		(16,573)		(3,034)
Change in unrealized gain on investment in palladium		26,905		9,482
Creations	237,500	20,400	—	—
Redemptions	(437,500)	(41,427)	(50,000)	(5,931)
Closing balance	2,987,500	$272,861	1,950,000	$231,423

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	2,100,000	$219,309	1,800,000	$295,491
Net investment loss		(1,127)		(1,158)
Realized (loss) on investment in palladium		(40,317)		(11,116)
Change in unrealized gain/(loss) on investment in palladium		19,027		(72,623)
Creations	1,762,500	156,865	425,000	59,238
Redemptions	(875,000)	(80,896)	(275,000)	(38,409)
Closing balance	2,987,500	$272,861	1,950,000	$231,423

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$89.09	$115.63	$104.43	$164.16
Income from investment operations:
Net investment loss	(0.13)	(0.18)	(0.40)	(0.59)
Total realized and unrealized gains or losses on investment in palladium	2.37	3.23	(12.70)	(44.89)
Change in net assets from operations	2.24	3.05	(13.10)	(45.48)

Net asset value per Share at end of period	$91.33	$118.68	$91.33	$118.68

Weighted average number of Shares	3,166,304	1,962,500	2,818,522	1,959,524

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	2.51%	2.64%	(12.54)%	(27.70)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

1.    Organization

The abrdn Palladium ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds palladium  and effective June 18, 2024, issues abrdn Physical Palladium Shares ETF (“Shares”) in minimum blocks of 12,500 Shares (also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. Prior to June 18, 2024, the number of Shares that constituted a Basket was 25,000. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc., which is a wholly-owned indirect subsidiary of abrdn plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical palladium, less the Trust’s expenses.  The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the palladium market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust's management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc ("ICBC"), providing for the custody of the Trust's palladium. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s palladium. At September 30, 2024, all of the Trust's palladium was held at ICBC.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2024	December 31, 2023
Level 1
Investment in palladium	$270,717	$219,421

There were no transfers between levels during the nine months ended September 30, 2024 or the year ended December 31, 2023.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within one business day of the trade date. At September 30, 2024, the Trust had $2,283,354 of palladium receivable for the creation of Shares and no palladium payable for the redemption of Shares. At December 31, 2023, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

2.4.    Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (effective June 18, 2024, a Basket equals a block of 12,500 Shares. Prior to June 18, 2024, a Basket equaled a block of 25,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other palladium bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the palladium required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated palladium account established with the Custodian or a palladium bullion clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2024 or December 31, 2023.

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the three and nine months ended September 30, 2024 and 2023 are set out below:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	292,303.9	184,510.3
Creations	19,468.1	—
Redemptions	(40,062.1)	(4,608.7)
Transfers of palladium to pay expenses	(449.9)	(276.2)
Closing balance	271,260.0	179,625.4

Investment in palladium
Opening balance	$284,119	$231,376
Creations	18,116	—
Redemptions	(41,427)	(5,931)
Realized (loss) on palladium distributed for the redemption of Shares	(16,344)	(2,863)
Transfers of palladium to pay expenses	(423)	(356)
Realized (loss) / gain on palladium transferred to pay expenses	(229)	(171)
Change in unrealized gain on investment in palladium	26,905	9,482
Closing balance	$270,717	$231,537

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	193,152.2	166,556.4
Creations	159,426.9	39,271.0
Redemptions	(80,197.9)	(25,394.5)
Transfers of palladium to pay expenses	(1,121.2)	(807.5)
Closing balance	271,260.0	179,625.4

Investment in palladium
Opening balance	$219,421	$295,638
Creations	154,581	59,238
Redemptions	(80,896)	(38,409)
Realized (loss) on palladium distributed for the redemption of Shares	(39,647)	(10,747)
Transfers of palladium to pay expenses	(1,099)	(1,191)
Realized (loss) / gain on palladium transferred to pay expenses	(670)	(369)
Change in unrealized gain / (loss) on investment in palladium	19,027	(72,623)
Closing balance	$270,717	$231,537

2.7.    Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of palladium to the Sponsor.

The Trust will transfer palladium to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.60% of the adjusted daily net asset value (“ANAV”) of the Trust, paid monthly in arrears.

abrdn Palladium ETF Trust

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

For the three months ended September, 30, 2024 and 2023, the Sponsor’s Fee was $416,100 and $356,407, respectively. For the nine months ended September 30, 2024 and 2023, the Sponsor's Fee was $1,127,429 and $1,157,561, respectively.

At September 30, 2024 and at December 31, 2023, the fees payable to the Sponsor were $139,946 and $111,606, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2024 and 2023.

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

2.8.    Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. During this period, the following material subsequent events were identified.

Effective November 12, 2024, immediately following the filing of this report, Brian Kordeck resigned as Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck had served as Principal Financial Officer of the Registrant. Effective November 12, 2024, Sharon Ferrari was appointed Treasurer and Chief Financial Officer of the Sponsor. Ms. Ferrari will serve as Principal Financial Officer of the Registrant.

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

The Quarter Ended September 30, 2024

The Trust’s NAV decreased from $283,972,501 at June 30, 2024 to $272,860,900 at September 30, 2024, a 3.91% decrease for the quarter. The change in the Trust’s NAV resulted from a decrease in outstanding Shares, which fell from 3,187,500 Shares at June 30, 2024 to 2,987,500 Shares at September 30, 2024, as a result of 237,500 Shares (19 Baskets) being created and 437,500 Shares (35 Baskets) being redeemed, and an increase in the price per ounce of palladium, which rose 2.67% from $972.00 at June 30, 2024 to $998.00 at September 30, 2024 for the quarter.

The NAV per Share increased 2.51% from $89.09 at June 30, 2024 to $91.33 at September 30, 2024. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $416,100 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $100.23 at September 18, 2024 was the highest during the quarter, compared with a low of $78.04 at August 5, 2024.

The increase in net assets from operations for the quarter ended September 30, 2024 was $9,916,467, resulting from a change in unrealized gain on investment in palladium of $26,905,203, offset by a realized loss of $228,613 on the transfer of palladium to pay expenses, a realized loss of $16,344,023 on palladium distributed for the redemption of Shares, and the Sponsor’s Fee of $416,100. Other than the Sponsor's Fee, the Trust had no expenses during the quarter ended September 30, 2024.

The Nine Months Ended September 30, 2024

The Trust’s NAV increase from $219,309,330 at December 31, 2023 to $272,860,900 at September 30, 2024, a 24.42% increase for the period. The change in the Trust’s NAV resulted from a decrease in the price per ounce of palladium, which fell 12.15% from $1,136.00 at December 31, 2023 to $998.00 at September 30, 2024, and an increase in outstanding Shares, which rose from 2,100,000 Shares at December 31, 2023 to 2,987,500 Shares at September 30, 2024, as a result of 1,762,500 Shares (141 Baskets) being created and 875,000 Shares (70 Baskets) being redeemed during the period. Effective June 18, 2024, the number of Shares that constituted a Basket decreased from 25,000 to12,500. Accordingly, information prior to this change has been retroactively adjusted to conform with the change in Basket size.

The NAV per Share decreased 12.54% from $104.43 at December 31, 2023 to $91.33 at September 30, 2024. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,127,429 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $104.43 at January 1, 2024 was the highest during the period, compared with a low of $78.04 at August 5, 2024.

The decrease in net assets from operations for the period ended September 30, 2024 was $22,416,639 resulting from a change in unrealized gain on investment in palladium of $19,027,342, offset by a realized loss of $669,728 on the transfer of palladium to pay expenses, a realized loss of $39,646,823 on palladium distributed for the redemption of Shares and the Sponsor’s Fee of $1,127,429. Other than the Sponsor's Fee, the Trust had no expenses during the period ended September 30, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At September 30, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2024:

19 Baskets were created.

35 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
July 2024	7	87,500	0.092
August 2024	7	87,500	0.092
September 2024	21	262,500	0.092
	35	437,500	0.092

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended September 30, 2024.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Palladium ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 12, 2024	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.