Form 10-K
period 2024-12-31
abrdn Palladium ETF Trust
filed 2025-02-28
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ________________to_________________

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2024 as reported by the NYSE Arca, Inc. on that date: $283,974,375.

As of February 26, 2025, abrdn Palladium ETF Trust had 3,887,500 abrdn Physical Palladium Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Palladium ETF Trust (the “Trust”) is to own palladium transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of palladium bullion. The Trust was formed on December 30, 2009 when an initial deposit of palladium was made in exchange for the issuance of two Baskets (a “Basket” consisted of 50,000 Shares).

The sponsor of the Trust is abrdn ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is ICBC Standard Bank Plc (the “Custodian” or “ICBC”).

The Trust’s Shares at redeemable value increased from $219,309,330 at December 31, 2023 to $354,057,800 at December 31, 2024, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 2,100,000 Shares at December 31, 2023 to 4,262,500 Shares at December 31, 2024.

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

The Sponsor of the registrant maintains an Internet website at www.abrdn.com/us/etf through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.

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

PGM mining is heavily concentrated in southern Africa (South Africa and Zimbabwe), with smaller percentages coming from the United States, Russia and other locations. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the second largest producer of platinum. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 77% of palladium supply in 2023.

World Palladium Supply and Demand 2014-2023

The following table sets forth a summary of the world palladium supply and demand from 2014 - 2023 and is based on information reported by Johnson Matthey, PGM Market Report.

(thousands of ounces)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Supply
South Africa	2,126	2,683	2,570	2,547	2,543	2,571	1,975	2,645	2,276	2,347
Russia	2,589	2,434	2,781	2,452	2,976	2,987	2,636	2,689	2,300	2,700
North America	891	874	917	956	1,035	1,042	990	908	832	863
Zimbabwe	327	320	396	386	393	379	410	392	409	427
Others	160	144	129	131	135	140	185	212	209	210
Total Supply	6,093	6,455	6,793	6,472	7,082	7,119	6,196	6,846	6,026	6,547

Secondary supply
Automotive	2,077	1,952	1,986	2,357	2,624	2,916	2,691	2,886	2,728	2,334
Electronics/other	474	475	481	479	475	477	428	443	455	463
Jewellery	89	46	21	21	12	12	8	9	10	10
Total secondary supply	2,640	2,473	2,488	2,857	3,111	3,405	3,127	3,338	3,193	2,807

Total combined supply	8,733	8,928	9,281	9,329	10,193	10,524	9,323	10,184	9,219	9,354

Demand by Application
Auto	7,487	7,657	8,019	8,423	8,837	9,675	8,570	8,501	8,460	8,745
Chemical	313	449	419	435	605	530	498	593	599	543
Dental & Biomedical	469	474	435	398	364	320	228	209	190	193
Electrical & Electronics	970	903	872	844	768	711	634	647	544	511
Investment	943	(659)	(646)	(386)	(574)	(87)	(190)	17	(109)	61
Jewellery	272	220	189	167	148	128	85	88	88	86
Pollution Control	54	56	71	78	86	88	87	117	120	135
Other	81	104	114	91	117	120	93	96	83	97
Total Demand	10,589	9,204	9,473	10,050	10,351	11,485	10,005	10,268	9,975	10,371

Movements in stocks	(1,856)	(276)	(192)	(721)	(158)	(961)	(682)	(84)	(756)	(1,017)

Source: Johnson Matthey PGM Market Reports (2014 – 2023).

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 40% of supply over the past 10 years. South Africa has, on average, supplied approximately 37% of production over the past 10 years. In 2023, Russia provided 41.2% of mine supplies, while South Africa produced 35.8%. North America contributed approximately 13.2% of mine supply in 2023. Scrap supply, from recycling of autocatalyst and other sources, accounted for roughly 30% of total supply in 2023 down from a high of 34.6% in 2022.

Autocatalysts continue to be the largest component of palladium demand, averaging 84.3% of total demand from 2015 to 2023, compared to 71% in 2014. Jewelry demand for palladium has tapered off considerably over the last 10 years, contributing only 0.8% of total demand in 2023, down from a high of 2.6% in 2014. Other industrial demand (chemical, dental and electrical) has fallen from 19.8% of total demand in 2015 to 12% of total demand in 2023. Since 2014, pollution control demand has increased from 0.5% to 1.3% of total demand. Pollution control demand captures the production demand for emissions control in non-automotive applications.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 31, 2014 to December 31, 2024 and is based on information provided by Bloomberg:

The following is a discussion of the movements in the price of Palladium illustrated by the table:

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

In 2024, palladium markets continued to be volatile as the market remained net short and prices have not responded to the existing supply side deficit as the market works through above ground stockpiles. While autocatalyst demand continues to be the largest component of palladium demand, it has not yet returned to pre-pandemic levels, and the price remained between $850 and $1,050 per ounce for much of the year. In October, the threat of potential new sanctions on Russian exports, which accounts for roughly 40% of new mined supply, sent the price as high as $1,222 per ounce on October 29, 2024, as short sellers bought long contracts to reduce their positions. However, once market fears about disruptions in supply dissipated the spot price retreated and ultimately ended the year at $909 per ounce on December 31, 2024 (-19.98%).

Operation of the Palladium Bullion Market

The global trade in palladium consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global palladium trading. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM. Five member participants of the LPPM are currently participating in the electronic LBMA Palladium Price PM process (as described below) administered by the London Metal Exchange (“LME”). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

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

The Zurich and London Palladium Bullion Markets

Although the market for physical palladium is distributed globally, most palladium is stored and most OTC market trades are cleared through London and Zurich. In addition to coordinating market activities, the LPPM acts as the principal point of contact between the market and its regulators. A primary function of the LPPM is its involvement in the promotion of refining standards by maintenance of the “London/Zurich Good Delivery Lists,” which are the lists of LPPM accredited refiners of palladium. The LPPM also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

Palladium is traded generally on a “loco London” or “loco Zurich” basis, meaning the precious metal is physically held in vaults in London or Zurich or is transferred into accounts established in London or Zurich. Delivery of the palladium can either be by physical delivery or through the clearing systems to an unallocated account.

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

Since December 1, 2014, the LME has been administering the operation of electronic palladium bullion price fixing system (“LMEbullion”) that replicate electronically the manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the "LBMA Palladium Price AM") and 2:00 p.m. London time (the "LBMA Palladium Price PM"). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the "LBMA Palladium Price PM". The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmark, (the “IOSCO Principles”).

Daily during London trading hours the LBMA Palladium Price AM and the LBMA Palladium Price PM each provide reference palladium prices for that day’s trading. Many long-term contracts will be priced on the basis of either the LBMA Palladium Price AM or the LBMA Palladium Price PM, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The Trust values its palladium on the basis of the LBMA Palladium Price PM. If there is no LME PM Price on any day, the Trust will value its palladium on the basis of LBMA Palladium Price AM announced on that day. If neither price is available for that day, the Trust will value its palladium based on the most recently announced LBMA Palladium Price PM price or LBMA Palladium Price AM price.

Formal participation in the LBMA Palladium Price PM is limited to participating LPPM members. Five LPPM members are currently participating in establishing the LBMA Palladium Price PM (Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank plc, Johnson Matthey plc and BASF Metals Ltd.). Any other market participant wishing to participate in the trading on the LBMA Palladium Price PM is required to do so through one of the participating LPPM members.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non-electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LBMA Palladium Price PM has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes are fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME supports the integrity of the LBMA Palladium Price PM.

Since December 1, 2014, the Sponsor determined that the London palladium fix, which has been revised based on the new LME method and is now known as the LBMA Palladium Price PM, is an appropriate basis for valuing palladium bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s palladium bullion each trading day. The Sponsor also determined that the LBMA Palladium Price PM fairly represents the commercial value of Palladium bullion held by the Trust and the “Benchmark Price” (as defined inTrust Agreement) as of any day is such day’s LBMA Palladium Price PM or such day’s LBMA Palladium Price AM if such day’s LBMA Palladium Price PM is not available.

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

At the Evaluation Time, the Trustee values the Trust’s palladium on the basis of that day’s LBMA Palladium Price PM or, if no LBMA Palladium Price PM Fix is made on such day, or has not been announced by the Evaluation Time, the LBMA Palladium Price AM announced on that day will be used. If neither price is available for that day, the Trust will value its palladium based on the most recently announced LBMA Palladium Price PM or LBMA Palladium Price AM, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the applicable LBMA Palladium Price PM or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s palladium is not an appropriate basis for evaluation of the Trust’s palladium, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA Palladium Price PM or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s palladium or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Palladium Market—The Zurich and London Palladium Bullion Markets” for a description of the LBMA Palladium Price PM.

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

The Sponsor and the Shareholders may rely on any evaluation furnished by the Trustee, and the Sponsor has no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, The Depository Trust Company ("DTC"), Authorized Participants, the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

On May 23, 2024, the Sponsor entered into an Amendment (the “Trust Amendment”) to the Depositary Trust Agreement (the “Trust Agreement”) with the Trustee. The Trust Amendment reflects the following changes, effective as of June 18, 2024, as approved and directed by the Sponsor on behalf of the Trust: (1) the amendment of the definition of “Benchmark Price” to mean, “as of any day, (i) such day’s LBMA Palladium Price PM or such day’s LBMA Palladium Price AM if such day’s LBMA Palladium Price PM is not available; or (ii) such other publicly available price which is reasonably available to the Trustee at no cost to the Trustee and which the Sponsor may determine fairly represents the commercial value of palladium held by the Trust and instructs the Trustee to use as the Benchmark Price”; (2) the deletion and replacement of the defined term for “London PM Fix” with the defined term “LBMA Palladium Price PM”, which means “the price of a troy ounce of palladium as determined by the LME, the third party administrator of the London palladium price selected by the LBMA, or any successor administrator of the London palladium price, at or about 2:00 p.m. London, England time”; and (3) the addition of the new definition for “LBMA Palladium Price AM” which means “the price of a troy ounce of palladium as determined by the LME, the third party administrator of the London palladium price selected by the LBMA, or any successor administrator of the London palladium price, at or about 9:45 a.m. London, England time.

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

The Sponsor’s Fee is paid by delivery of palladium to an account maintained by the Custodian for the Sponsor on an unallocated basis, monthly on the first business day of the month in respect of fees payable for the prior month. The delivery is of that number of ounces of palladium which equals the daily accrual of the Sponsor’s Fee for such prior month calculated at the LBMA Palladium Price PM.

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

The Sponsor’s Fee for the year ended December 31, 2024 was $1,737,833 (December 31, 2023: $1,464,063; December 31, 2022: $2,226,662).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each delivery or sale of palladium by the Trust to pay the Sponsor’s Fee or other Trust expenses will be a taxable event to Shareholders.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Effective June 18, 2024, the number of shares in a block that constitutes a basket for the purpose of creations and redemptions in the Trust was reduced from 25,000 Shares to 12,500 Shares. Prior to May 28, 2024, the number of Shares that constituted a Basket was 25,000 Shares. Effective April 1, 2019, the Basket size was decreased to 12,500 Shares. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of physical palladium represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian or a palladium clearing bank to establish an Authorized Participant Unallocated Account in London (“Authorized Participant Unallocated Bullion Account Agreement”). Authorized Participant Unallocated Accounts may only be used for transactions with the Trust. Palladium held in Authorized Participant Unallocated Accounts is typically not segregated from the Custodian’s or other palladium clearing bank’s assets, as a consequence of which an Authorized Participant will have no proprietary interest in any specific plates or ingots of palladium held by the Custodian or the clearing bank. Credits to its Authorized Participant Unallocated Account are therefore at risk of the Custodian’s or other palladium clearing bank’s insolvency. No fees will be charged by the Custodian for the use of the Authorized Participant Unallocated Account as long as the Authorized Participant Unallocated Account is used solely for palladium transfers to and from the Trust Unallocated Account and the Custodian (or one of its affiliates) receives compensation for maintaining the Trust Allocated Account. Authorized Participants should be aware that the Custodian’s liability threshold under the Authorized Participant Unallocated Bullion Account Agreement is generally gross negligence, not negligence, which is the Custodian’s liability threshold under the Trust’s Custody Agreements.

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

All palladium is delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Palladium transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate, specific plates or ingots of palladium, in each case representing the amount of palladium credited to the Trust Unallocated Account (to the extent such amount is representable by palladium plates or ingots) to the Trust Allocated Account. The movement of palladium is reversed for the distribution of palladium to an Authorized Participant in connection with the redemption of Baskets.

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

Creation Procedures

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of palladium in the United Kingdom, or another jurisdiction will occur on “business days” when (1) banks in the United Kingdom, or other jurisdiction and (2) the London palladium markets are regularly open for business. If such banks or the London palladium markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day. Redemption settlements including palladium deliveries loco London may be delayed longer than two, but no more than five, business days following the redemption order date. Settlement of orders requiring receipt or delivery, or confirmation of receipt or delivery, of Shares will occur, after confirmation of the applicable palladium delivery, on “business days” when the NYSE Arca is open for regular trading. In the event of a level 3 market-wide circuit breaker resulting in a trading halt for the remainder of the trading day, the time of the market-wide trading halt is considered the close of regular trading and no creation orders for the current trade date will be accepted after that time (the “cutoff”). Orders placed after the cutoff will be deemed to be rejected and will not be processed. Orders should be placed in proper form on the following business day. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading.

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

Delivery of required deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required palladium deposit amount by the prescribed settlement date in London. Upon receipt of the palladium deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the prescribed settlement date the palladium deposit amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of palladium until such palladium has been received by the Trust shall be borne solely by the Authorized Participant. The Trustee may accept delivery of palladium by such other means as the Sponsor, from time to time, my determine with the Trustee to be acceptable for the Trust, provided that the same is disclosed in a prospectus relating to the Trust filed with the SEC pursuant to Rule 424 under the Securities Act. If palladium is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts in addition to those described in this report, as the Sponsor determines to be desirable.

Acting on standing instructions given by the Trustee, the Custodian will transfer the palladium deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring palladium plates and ingots from its inventory to the Trust Allocated Account. The Custodian uses commercially reasonable efforts to complete the transfer of palladium to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the palladium deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated palladium to the extent of that palladium deposit amount until the Custodian completes the allocation process. See “Risk Factors—Palladium held in the Trust’s unallocated palladium account and any Authorized Participant’s unallocated palladium account is not segregated from the Custodian’s assets…”

Because palladium is only allocated in multiples of whole plates or ingots, the amount of palladium allocated from the Trust Unallocated Account to the Trust Allocated Account may be less than the total fine ounces of palladium credited to the Trust Unallocated Account. Any balance will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of palladium held in the Trust Unallocated Account; no more than 192.904 troy ounces of palladium (maximum weight to make one Good Delivery Palladium Plate or Ingot) is expected to be held in the Trust Unallocated Account at the close of each business day.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust by the prescribed settlement date. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order.

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

Delivery of redemption distribution

The redemption distribution due from the Trust will be delivered to the Authorized Participant on the prescribed settlement date following a loco London redemption order date if, by 10:00 a.m. New York time on the settlement date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. If a loco swap or physical transfer is necessary to effect a loco London redemption, the redemption distribution due from the Trust will be delivered to the Authorized Participant on or before the prescribed settlement date if, by 10:00 a.m. New York time on the prescribed settlement date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. In the event that, by 10:00 a.m. New York time on the prescribed settlement date, the Trustee’s DTC account has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed pursuant to such redemption order, the Trustee shall send to the Authorized Participant and the Custodian via fax or electronic mail message notice of such fact and the Authorized Participant shall have one business day following receipt of such notice to correct such failure. If such failure is not cured within such one business day period, the Trustee (in consultation with the Sponsor) will cancel such redemption order and will send via fax or electronic mail message notice of such cancellation to the Authorized Participant and the Custodian, and the Authorized Participant will be solely responsible for all costs incurred by the Trust, the Trustee or the Custodian related to the cancelled order. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee’s DTC account by 10:00 a.m. New York time on the prescribed settlement date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

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

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. The Sponsor has agreed to assume generally the organizational expenses of the Trust and the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses under the Custody Agreements, exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

The Sponsor does not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to approve any new or additional custodian that the Trustee may wish to appoint and any new or additional sub-custodian that the Custodian may wish to appoint.

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

The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian or any other sub-custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

The Custodian

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC providing for the custody of the Trust’s palladium. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s palladium.

ICBC is a public limited company incorporated under the laws of England and Wales, serves as a Custodian of the Trust’s palladium. ICBC’s office is located at 20 Gresham Street, London, EC2V 7JE, United Kingdom.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the palladium and the records maintained by the Custodian. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 26, 2024 and January 4, 2025. The results can be found on www.abrdn.com/usa/etf.

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

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets and only upon the order of an Authorized Participant. Effective June 18, 2024, the number of shares in a block that constitutes a basket for the purpose of creations and redemptions in the Trust was reduced from 25,000 Shares to 12,500 Shares. Prior to June 18, 2024, the number of Shares that constituted a Basket was 25,000 Shares. Effective April 1, 2019, the number of Shares that constitute a Basket for the purposes of creations and redemptions is 25,000 Shares. Prior to April 1, 2019, a Basket consisted of 50,000 Shares. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

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

Custody of the Trust’s Palladium

Custody of the physical palladium deposited with and held by the Trust is provided by the Custodian at its London, England vaults and by other sub-custodians on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LPPM.

The Custodian is the custodian of the physical palladium credited to the Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the physical palladium credited to the Trust’s Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records. Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may inspect the vaults of the Custodian. See “Inspection of Palladium”.

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of palladium in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian allocates palladium deposited in unallocated form with the Trust by selecting plates or ingots of palladium for deposit to the Trust Allocated Account. All physical palladium allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM, and the Custodian must replace any non-conforming palladium with conforming palladium as soon as practical upon a determination by the Custodian any palladium is non-conforming.

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

RISKS RELATED TO PALLADIUM

The value of the Shares relates directly to the value of the palladium held by the Trust and fluctuations in the price of palladium could materially adversely affect an investment in the Shares.

The Shares are designed to mirror as closely as possible the performance of the price of physical palladium, and the value of the Shares relates directly to the value of the palladium held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of physical palladium has fluctuated widely over the past several years, as discussed below. Several factors may affect the price of palladium, including:

•	Global palladium supply, which is influenced by such factors as production and cost levels in major palladium-producing countries such as Russia and South Africa. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past decade and could potentially soon be exhausted, placing a higher burden on new mine supply;
•	Investors’ expectations with respect to the rate of inflation;
•	Currency exchange rates;
•	Interest rates;
•	Investment and trading activities of hedge funds and commodity funds;
•	Global or regional political, economic or financial events and situations; and
•	A significant change in investor interest, including in response to online campaigns or other activities specifically targeting investments in palladium.

In addition, investors should be aware that there is no assurance that palladium will maintain its long-term value in terms of purchasing power in the future. In the event that the price of palladium declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The price of physical palladium has fluctuated widely over the past several years.

The price of physical palladium, and the value of the Shares, has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. See “Overview of the Palladium Industry – Historical Chart of the Price of Palladium” for discussion of the fluctuation of palladium prices.

Several factors may have the effect of causing a decline in the prices of palladium and a corresponding decline in the price of Shares. Among them:

•	A significant increase in palladium hedging activity by palladium producers. Should there be an increase in the level of hedge activity of palladium producing companies, it could cause a decline in world palladium prices, adversely affecting the price of the Shares.
•	A significant change in the attitude of speculators and investors towards palladium. Should the speculative community take a negative view towards palladium, it could cause a decline in world palladium prices, negatively impacting the price of the Shares.
•	A widening of interest rate differentials between the cost of money and the cost of palladium could negatively affect the price of palladium which, in turn, could negatively affect the price of the Shares.
•	A combination of rising money interest rates and a continuation of the current low cost of borrowing palladium could improve the economics of selling palladium forward. This could result in an increase in hedging by palladium mining companies and short selling by speculative interests, which would negatively affect the price of palladium. Under such circumstances, the price of the Shares would be similarly affected.

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

A decline in the automobile industry may have the effect of causing a decline in the price of palladium and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use palladium, accounted for approximately 84% of the net global demand in palladium in 2023.  Reduced automotive industry sales may result in a decline in autocatalyst demand which may impact the price of palladium and the price of Shares.

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

To the extent existing exchange traded vehicles (“ETVs”) tracking palladium markets represent a significant proportion of demand for physical palladium bullion, large redemptions of the securities of these ETVs could negatively affect physical palladium bullion prices and the price and NAV of the Shares.

RISKS RELATED TO THE SHARES

Since there is no limit on the amount of palladium that the Trust may acquire, the Trust, as it grows, may have an impact on the supply and demand of palladium that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global market for palladium.

The Trust Agreement places no limit on the amount of palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of palladium. The global market for palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2019 to 2023, world palladium mine supply averaged 6.5 million ounces, while world net demand averaged 10.4 million ounces. If the amount of palladium acquired by the Trust is large enough in relation to global palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of palladium unrelated to other factors affecting the global market for palladium. Such an impact could affect the price for palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

Discrepancies, disruptions or unreliability of the LBMA Price PM could impact the value of the Trust’s palladium and the market price of the Shares.

The Trustee values the Trust’s palladium pursuant to the LBMA Price PM. In the event that the LBMA Price PM proves to be an inaccurate benchmark, or the LBMA Price PM varies materially from the prices determined by other mechanisms for valuing palladium, the value of the Trust’s palladium and the market price of the Shares could be adversely impacted. Any future developments in the LBMA Price PM, to the extent it has a material impact on the LBMA Price PM, could adversely impact the value of the Trust’s palladium and the market price of the Shares. It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the benchmark to produce, the LBMA Price PM on any given date. Furthermore, any actual or perceived disruptions that result in the perception that the LBMA Price PM is vulnerable to actual or attempted manipulation could adversely affect the behavior of market participants, which may have an effect on the price of palladium. If the LBMA Price PM is unreliable for any reason, the price of palladium and the market price for the Shares may decline or be subject to greater volatility.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of palladium may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of palladium to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying palladium may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of palladium and may fall. Additionally, redemptions could be suspended in any period during which (1) the NYSE Arca is closed (other than customary weekend or holiday closings) or trading on the NYSE Arca is suspended or restricted, or (2) an emergency exists as a result of which delivery, disposal or evaluation of the palladium is not reasonably practicable.

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

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the CEA.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the NFA. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by registered commodity trading advisors.

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

Although Shares are listed for trading on the NYSE Arca, it cannot be assumed that an active trading market for the Shares will be maintained. If an investor needs to sell Shares at a time when no active market for Shares exists, such lack of an active market will most likely adversely affect the price the investor receives for the Shares (assuming the investor is able to sell them).

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major palladium markets. While the Shares trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for palladium will be reduced after the close of the major world palladium markets, including London, Zurich and the COMEX. As a result, during these periods, trading spreads, and the resulting premium or discount on the Shares, may widen.

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

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian and any sub-custodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s palladium for which no person is liable.

The Trust does not insure its palladium. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the palladium held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require any direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the palladium held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor under New York law, the Custodian, under English law, and any other sub-custodians under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s palladium which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its palladium and any recovery may be limited, even in the event of fraud, to the market value of the palladium at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited to the market value of the palladium lost or damaged at the time such negligence, fraud or willful default is discovered by the Custodian provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another palladium clearing bank, the liability of the palladium clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian or any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian or any other sub-custodian concerning its palladium.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian may enter into arrangements with other sub-custodians for the temporary custody of the Trust’s palladium, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LPPM rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue any sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

The Trust may not have adequate sources of recovery if its palladium is lost, damaged, stolen or destroyed.

If the Trust’s palladium is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian or any sub-custodian or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian and any sub-custodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian or any sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

Because the Trustee does not, and the Custodian has limited obligations to, oversee or monitor the activities of sub-custodians who may hold the Trust’s palladium, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s palladium could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s palladium on a temporary basis pending delivery to the Custodian. Any sub-custodian selected by the Custodian shall be a member of the LBMA or any equity member of the London Precious Metals Clearing Limited, except for the Governor and Company of the Bank of England. The Custodian is not currently using a sub-custodian as of the date of this report. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing any sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s palladium from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s palladium or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s palladium and certain related records maintained by the Custodian. See “Custody of the Trust’s Palladium” for more information about sub-custodians that may hold the Trust’s palladium.

The obligations of any sub-custodian of the Trust’s palladium are not determined by contractual arrangements but by LPPM rules and London palladium market customs and practices, which may prevent the Trust’s recovery of damages for losses on its palladium custodied with sub-custodians.

There are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s palladium and the Trustee or the Custodian because traditionally such arrangements are based on the LPPM’s rules and on the customs and practices of the London palladium markets. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LPPM’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of palladium. If the Trust’s palladium is lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian. Whether a sub-custodian will be liable for the failure of sub-custodians appointed by it to exercise due care in the safekeeping of the Trust’s palladium will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from sub-custodians whether appointed by the Custodian or by another sub-custodian for any losses relating to the safekeeping of palladium by such sub-custodians.

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

Palladium held in the Trust’s unallocated palladium account and any Authorized Participant’s unallocated palladium account will not be segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the Custodian’s insolvency, there may be a delay and costs incurred in identifying the bullion held in the Trust’s allocated palladium account.

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

GENERAL RISKS

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

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

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of palladium and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the Bullion markets. Russia is one of the world’s largest producers of several precious metals, including palladium. On April 8, 2022, the LPPM suspended its accreditation of two Russian refiners of platinum and palladium. The LPPM stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. See “Overview of the Palladium Industry – Historical Chart of the Price of Palladium” for a discussion of how the Russian palladium refiners' accreditation has impacted the palladium market and how Russia's production levels have impacted palladium prices subsequent to the suspension.

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

The COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store palladium, restrictions on travel that delay or prevent the transportation of palladium and an increase in demand for palladium may disrupt supply chains for palladium, which could cause secondary market spreads to widen and compromise the Trust’s ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver palladium as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

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

Further, the COVID-19 pandemic or other future public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Palladium Price PM, which the Trustee uses to value the palladium held by the Trust and calculate the net asset value of the Trust. The COVID-19 pandemic or other future public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2024 and 2023:

Fiscal Year Ended December 31, 2024: Quarter Ended
	High	Low
March 31, 2024	$101.12	$78.77
June 30, 2024	$100.29	$80.25
September 30, 2024	$102.56	$77.61
December 31, 2024	$113.89	$82.51

Fiscal Year Ended December 31, 2023: Quarter Ended

	High	Low
March 31, 2023	$166.83	$127.51
June 30, 2023	$150.26	$113.53
September 30, 2023	$121.72	$110.14
December 31, 2023	$113.27	$86.43

The number of outstanding Shares of the Trust as of February 26, 2025 was 3,887,500.

Holders

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2024	$90.08	$77.61
September 2024	$102.56	$83.41
October 2024	$113.89	$90.42
November 2024	$104.51	$85.05
December 2024	$91.25	$82.51
January 2025	$93.44	$83.39

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium, only in aggregations of 12,500 Shares (Effective June 18, 2024, the number of shares in a block that was reduced from 25,000 Shares to 12,500 Shares), referred to as a Basket. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2024 and 2023:

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2024	—	—
February 2024	75,000	0.092
March 2024	100,000	0.092
April 2024	—	—
May 2024	—	—
June 2024	262,500	0.092
July 2024	87,500	0.092
August 2024	87,500	0.092
September 2024	262,500	0.092
October 2024	—	—
November 2024	650,000	0.091
December 2024	350,000	0.091
Total	1,875,000	0.092

Month	Total number of Shares redeemed	Average ounces of palladium per Share
January 2023	—	—
February 2023	100,000	0.092
March 2023	75,000	0.092
April 2023	50,000	0.092
May 2023	—	—
June 2023	—	—
July 2023	50,000	0.092
August 2023	—	—
September 2023	—	—
October 2023	—	—
November 2023	—	—
December 2023	—	—
Total	275,000	0.092

Item 6. [Reserved]

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

The Trust issues and redeems Shares only in exchange for palladium, only in aggregations of 12,500 Shares effective June 18, 2024 (Prior to June 18, 2024, the number of Shares that constituted a Basket was 25,000 Shares) or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers (or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution) that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”).

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Goldman Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PALL.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding palladium price (per 1/10 of an oz. of palladium) since inception:

NAV per Share vs. Palladium Price from December 30, 2009 (the Date of Inception) to December 31, 2024

The divergence of the NAV per Share from the palladium price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of palladium bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of the Trust’s accounting policies.

Valuation of Palladium

Palladium is held by the Custodian on behalf of the Trust, at its London, England vaulting premises. Palladium may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s palladium in the Trust’s allocated account in the firm’s Zurich vault premises and whose appointment has been approved by the Sponsor. Palladium is recorded at fair value. The cost of palladium is determined according to the average cost method and the fair value is based on the LBMA Palladium Price PM or the LBMA Palladium Price AM if no LBMA Palladium Price PM is available. If neither price is available for that day, the Trust will value its palladium based on the most recently announced LBMA Palladium Price PM or LBMA Palladium Price AM. Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of palladium transferred.

	December 31, 2024	December 31, 2023	December 31, 2022
(Amounts in 000’s of US$)
Investment in palladium - cost	$490,759	$356,585	$334,209
Unrealized gain/(loss) on investment in palladium	(136,516)	(137,164)	(38,571)
Investment in palladium - fair value	$354,243	$219,421	$295,638

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

The Sponsor has exercised its right to visit the Custodian in order to examine the palladium and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 26, 2024 and January 4, 2025.

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

Liquidity and Capital Resources

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At December 31, 2024 and 2023, the Trust did not have any cash balances.

Results of Operations

Financial Highlights

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
(Amounts in 000’s of US$)
Total gain/(loss) on palladium	$(65,908)	$(109,918)	$(58,254)
Net change assets from operations	$(67,646)	$(111,382)	$(60,481)
Net cash provided by operating activities	$—	$—	$—

The net asset value of the Trust will be obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the palladium owned by the Trust on that day; the NAV per Share will be obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day. On each day on which the Exchange is open for regular trading, the Trustee will determine the net asset value of the Trust and the NAV per Share as promptly as practicable after 4:00 p.m. (New York time). The Trustee will value the Trust’s palladium on the basis of LBMA Palladium Price PM. If there is no LBMA Palladium Price PM on any day, the Trustee is authorized to use the LBMA Palladium Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s Palladium based on the most recently announced LBMA Palladium Price PM or LBMA Palladium Price AM. If the Sponsor determines that such price is inappropriate to use, the Sponsor will identify an alternate basis for evaluation to be employed by the Trustee. Further, the Sponsor may instruct the Trustee to use on an on-going basis a different publicly available price which the Sponsor determines to fairly represent the commercial value of the Trust’s palladium.

The year ended December 31, 2024

The Trust’s NAV increased from $219,309,330 at December 31, 2023 to $354,057,800 at December 31, 2024, a 61.44% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding shares, which rose from 2,100,000 at December 31, 2023 to 4,262,500 at December 31, 2024, a result of 4,037500 Shares (323 baskets) being created and 1,875,000 Shares (150 Baskets) being redeemed during the year. There was a decrease in the price per ounce of palladium, which fell 19.98% from $1,136.00 at December 31, 2023 to $909.00 at December 31, 2024.

The NAV per Share decreased 20.46% from $104.43 at December 31, 2023 to $83.06 at December 31, 2024. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,737,833 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $111.78 at October 29, 2024 was the highest during the year, compared with a low of $78.04 at August 5, 2024.

The decrease in net assets from operations for the year ended December 31, 2024 was $67,646,310, resulting from a realized loss of $813,307 on the transfer of palladium to pay expenses and a realized loss of $65,743,179 on palladium distributed for the redemption of Shares, offset by a change in unrealized gain on investment in palladium of $648,009 and the Sponsor’s Fee of $1,737,833. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2024.

The year ended December 31, 2023

The Trust’s NAV decreased from $295,490,794 at December 31, 2022 to $219,309,330 at December 31, 2023, a 25.78% decrease for the year. The decrease in the Trust’s NAV resulted primarily from an increase in outstanding shares, which rose from 1,800,000 at December 31, 2022 to 2,100,000 at December 31, 2023, a result of 575,000 Shares (23 baskets) being created and 275,000 Shares (11 Baskets) being redeemed during the year. There was a decrease in the price per ounce of palladium, which fell 36.00% from $1,775,000 at December 31, 2022 to $1,136.00 at December 31, 2023.

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

The decrease in net assets from operations for the year ended December 31, 2023 was $111,381,953, resulting from a realized loss of $578,564 on the transfer of palladium to pay expenses and a realized loss of $10,746,737 on palladium distributed for the redemption of Shares, offset by a change in unrealized loss on investment in palladium of $98,592,589 and the Sponsor’s Fee of $1,464,063. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2023.

The year ended December 31, 2022

The Trust’s NAV decreased from $357,971,468 at December 31, 2021 to $295,490,794 at December 31, 2022, a 17.45% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding shares, which fell from 1,950,000 at December 31, 2021 to 1,800,000 at December 31, 2022, a result of 625,000 Shares (25 baskets) being created and 775,000 Shares (31 Baskets) being redeemed during the year. There was a decrease in the price per ounce of palladium, which fell 9.38% from $1,973.00 at December 31, 2021 to $1,775,000 at December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2024

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$315	$396	$416	$611	$1,738
Total expenses	315	396	416	611	1,738

Net investment loss	(315)	(396)	(416)	(611)	(1,738)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	(228)	(213)	(229)	(143)	(813)
Realized gain / (loss) on palladium distributed for the redemption of Shares	(11,719)	(11,584)	(16,344)	(26,096)	(65,743)
Change in unrealized gain on investment in Bullion	(8,862)	984	26,905	(18,379)	648
Total gain / (loss) on investment in palladium	(20,809)	(10,813)	10,332	(44,618)	(65,908)

Change in net assets from operations	$(21,124)	$(11,209)	$9,916	$(45,229)	$(67,646)

Net increase in net assets per Share	$(9.02)	$(3.81)	$3.13	$(10.38)	$(21.10)

Weighted average number of Shares	2,342,582	2,942,857	3,166,304	4,356,929	3,205,255

Year Ended December 31, 2023

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$419	$382	$356	$307	$1,464
Total expenses	419	382	356	307	1,464

Net investment loss	(419)	(382)	(356)	(307)	(1,464)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	(73)	(125)	(171)	(210)	(579)
Realized gain / (loss) on palladium distributed for the redemption of Shares	(6,533)	(1,352)	(2,863)	2	(10,746)
Change in unrealized gain on investment in Bullion	(41,035)	(41,069)	9,482	(25,971)	(98,593)
Total gain / (loss) on investment in palladium	(47,641)	(42,546)	6,448	(26,179)	(109,918)

Change in net assets from operations	$(48,060)	$(42,928)	$6,092	$(26,486)	$(111,382)

Net increase in net assets per Share	$(24.83)	$(21.68)	$3.10	$(13.00)	$(56.28)

Weighted average number of Shares	1,935,833	1,979,945	1,962,500	2,036,957	1,979,041

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2024, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2024. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024.

KPMG LLP 345 Park Avenue New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Palladium ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Palladium ETF Trust’s (known as Aberdeen Standard Palladium ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ KPMG LLP

New York, New York
February 28, 2025

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

Item 9B. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b51 trading arrangement for the year ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no officers, employees or board of trustees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust has not adopted a code of ethics or an insider trading policy governing the purchase, sale and other disposition of the Trust’s securities. The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Steven Dunn – President and Chief Executive Officer

Mr. Dunn, CIMA®, is the Head of Exchange Traded Funds at abrdn Inc. Mr. Dunn guides the firm’s strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

Sharon Ferrari – Chief Financial Officer and Treasurer

Sharon Ferrari is currently a Director, Product Management at abrdn Inc. (the parent company of the Sponser). Ms. Ferrari joined abrdn in 2008. Prior to working at abrdn, Ms. Ferrari worked at Delaware Investments for about 3 years and began her career at SEI Investments. Ms. Ferrari holds a BS in Business Administration from University of Pittsburgh and a MBA from Villanova University.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

Effective November 12, 2024, Brian Kordeck resigned as Chief Financial Officer and Treasurer of the Sponsor. Mr. Kordeck served as Principal Financial Officer of the Registrant.

Sharon Ferrari was appointed as Chief Financial Officer and Treasurer of the Sponsor, effective on November 12, 2024. Ms. Ferrari serves as Principal Financial Officer of the Registrant.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Audit fees – KPMG	$94,000	$85,000
Audit related fees - KPMG	0	19,500
	$94,000	$104,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158380 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1(b) filed with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 28, 2020

4.1(c)	Second Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

4.1(d)	Third Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

4.2	Form of Authorized Participant Agreement, is filed herewith

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on May 28, 2024
10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018, incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on March 1, 2019

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 filed with the Trust's Annual Report of Form 10-K on February 29, 2024.

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN PALLADIUM ETF TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2024
INDEX

KPMG LLP 345 Park Avenue New York, NY 10154-0102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
abrdn Palladium ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Palladium ETF Trust (known as Aberdeen Standard Palladium ETF Trust prior to March 31, 2022) (the Trust), including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the palladium holdings

As presented on the December 31, 2024 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in palladium is $354,243 thousand, representing 100.05% of the Trust’s net assets, and 389,706.3 ounces of palladium holdings. The investment in palladium was held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the palladium holdings as a critical audit matter. Given the nature and volume of the palladium holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of palladium held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of palladium held to the custodian’s records, (2) the approval of palladium deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s palladium holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s palladium holdings held by the custodian as of December 31, 2024. We compared the total ounces on such schedule to the Trust’s record of palladium holdings. We also attended and observed a part of the physical counts of the Trust’s palladium holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 28, 2025

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

abrdn Palladium ETF Trust

Statements of Assets and Liabilities

At December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: December 31, 2024: $490,759; December 31, 2023: $356,585)	$354,243	$219,421
Total assets	354,243	219,421

LIABILITIES
Fees payable to Sponsor	185	112
Total liabilities	185	112

NET ASSETS(1)	$354,058	$219,309

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at December 31, 2024 were 4,262,500 and at December 31, 2023 were 2,100,000. Net asset values per Share at December 31, 2024 and December 31, 2023 were $83.06 and $104.43, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At December 31, 2024 and 2023

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	389,706.3	$490,759	$354,243	100.05%
Total investment in palladium	389,706.3	$490,759	$354,243	100.05%
Less liabilities			(185)	(0.05)%
Net Assets			$354,058	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	193,152.2	$356,585	$219,421	100.05%
Total investment in palladium	193,152.2	$356,585	$219,421	100.05%
Less liabilities			(112)	(0.05)%
Net Assets			$219,309	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations

For the years ended December 31, 2024, 2023, and 2022

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,738	$1,464	$2,227
Total expenses	1,738	1,464	2,227
Net investment loss	(1,738)	(1,464)	(2,227)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on palladium transferred to pay expenses	(813)	(579)	155
Realized (loss) / gain on palladium distributed for the redemption of Shares	(65,743)	(10,746)	3,889
Change in unrealized gain / (loss) on investment in palladium	648	(98,593)	(62,298)
Total (loss) on investment in palladium	(65,908)	(109,918)	(58,254)

Change in net assets from operations	$(67,646)	$(111,382)	$(60,481)

Net (decrease) in net assets per Share	$(21.10)	$(56.28)	$(32.12)

Weighted average number of Shares	3,205,225	1,979,041	1,882,740

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2024, 2023 and 2022

	Year Ended December 31, 2024
	Shares	Amount
(Amounts in 000’s of US$, except for Share data)
Opening balance at January 1, 2024	2,100,000	$219,309
Net investment loss		(1,738)
Realized (loss) on investment in palladium		(66,556)
Change in unrealized gain on investment in palladium		648
Creations	4,037,500	372,697
Redemptions	(1,875,000)	(170,302)
Closing balance at December 31, 2024	4,262,500	$354,058

	Year Ended December 31, 2023
	Shares	Amount
(Amounts in 000’s of US$, except for Share data)
Opening balance at January 1, 2023	1,800,000	$295,491
Net investment loss		(1,464)
Realized (loss) on investment in palladium		(11,325)
Change in unrealized (loss) on investment in palladium		(98,593)
Creations	575,000	73,610
Redemptions	(275,000)	(38,410)
Closing balance at December 31, 2023	2,100,000	$219,309

	Year Ended December 31, 2022
	Shares	Amount
(Amounts in 000’s of US$, except for Share data)
Opening balance at January 1, 2022	1,950,000	$357,971
Net investment loss		(2,227)
Realized gain on investment in palladium		4,044
Change in unrealized (loss) on investment in palladium		(62,298)
Creations	625,000	145,623
Redemptions	(775,000)	(147,622)
Closing balance at December 31, 2022	1,800,000	$295,491

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights

For the years ended December 31, 2024, 2023 and 2022

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$104.43	$164.16	$183.58
Income from investment operations:
Net investment loss	(0.54)	(0.74)	(1.18)
Total realized and unrealized gains or losses on investment in palladium	(20.83)	(58.99)	(18.24)
Change in net assets from operations	(21.37)	(59.73)	(19.42)

Net asset value per Share at end of period	$83.06	$104.43	$164.16

Weighted average number of Shares	3,205,225	1,979,041	1,882,740

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	(20.46)%	(36.39)%	(10.58)%

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

Effective November 12, 2024, Brian Kordeck resigned as Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck had served as Principal Financial Officer of the Registrant. Effective November 12, 2024, Sharon Ferrari was appointed Treasurer and Chief Financial Officer of the Sponsor. Ms. Ferrari serves as Principal Financial Officer of the Registrant.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s palladium. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s palladium. At December 31, 2024, all of the Trust’s palladium was held at ICBC.

At the Evaluation Time, the Trustee will value the Trust’s palladium on the basis of the London Bullion Market Association ("LBMA") Palladium Price PM. If there is no LBMA Palladium Price PM on any day, the Trustee is authorized to use the LBMA Palladium Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s palladium based on the most recently announced LBMA Palladium Price PM or LBMA Palladium Price AM. Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of palladium transferred.

abrdn Palladium ETF Trust

Notes to the Financial Statements

The LME is responsible for the administration of the electronic palladium price fixing system (“LMEbullion”) that replicates electronically the manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LBMA Palladium Price AM”) and 2:00 p.m. London time (the LBMA Palladium Price PM).

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2024	December 31, 2023
Level 1
Investment in palladium	$354,243	$219,421

There were no transfers between levels during the years ended December 31, 2024 and 2023.

2.3.	Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within one business days of the trade date. At December 31, 2024, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

2.4.	Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (Effective June 18, 2024, the number of Shares in a block that constitutes a Basket was reduced from 25,000 Shares to 12,500 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other palladium bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the palladium required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated palladium account established with the Custodian or a palladium bullion clearing bank by an Authorized Participant.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective May 28, 2024, the settlement period for Shares is one business day. Prior to May 28, 2024, the standard settlement period for Shares was two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When palladium is exchanged in settlement of a redemption, it is considered a sale of palladium for financial statement purposes.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2024 or December 31, 2023.

2.6.	Investment in Palladium

Changes in ounces of palladium and their respective values for the years ended December 31, 2024 and 2023 are set out below:

	Year Ended December 31, 2024	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	193,152.2	166,556.4
Creations	369,832.6	53,072.5
Redemptions	(171,620.1)	(25,394.5)
Transfers of palladium to pay expenses	(1,658.4)	(1,082.2)
Closing balance	389,706.3	193,152.2

Investment in palladium
Opening balance	$219,421	$295,638
Creations	372,697	73,610
Redemptions	(170,302)	(38,410)
Realized (loss) / gain on palladium distributed for the redemption of Shares	(65,743)	(10,746)
Transfers of palladium to pay expenses	(1,665)	(1,499)
Realized gain on palladium transferred to pay expenses	(813)	(579)
Change in unrealized gain/(loss) on investment in palladium	648	(98,593)
Closing balance	$354,243	$219,421

abrdn Palladium ETF Trust

Notes to the Financial Statements

2.7.	Expenses / Realized Gains / Losses

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

For the years ended December 31, 2024, 2023 and 2022, the Sponsor’s Fee was $1,737,833, $1,464,063 and $2,226,662, respectively.

At December 31, 2024 and at December 31, 2023, the fees payable to the Sponsor were $185,243 and $111,606, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2024 and 2023.

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

2.8.	Segment Reporting

In this reporting period, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted disclosures only and did not affect the Trust's financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity's chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund's CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust's asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust's prospectus describes the Trust's fees, investment objective, principal investment strategy and principal risks, among other items. The Fund's portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust's financial statements. The accompanying financial statements detail the Fund's segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund's Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

abrdn ETFs Sponsor LLC

Date: February 28, 2025	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2025	/s/ Sharon Ferrari*
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.

EXHIBIT INDEX

Exhibit No.	Description
4.2	Form of Authorized Participant Agreement
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation
101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).