Form 10-Q
period 2025-03-31
abrdn Palladium ETF Trust
filed 2025-05-08
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________________ to __________________

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

As of May 6, 2025, abrdn Palladium ETF Trust had 3,887,500 abrdn Physical Palladium Shares ETF outstanding.

Abrdn Palladium ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

abrdn Palladium ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: March 31, 2025: $460,174; December 31, 2024: $490,759)	$369,036	$354,243
Total assets	369,036	354,243

LIABILITIES
Fees payable to Sponsor	175	185
Total liabilities	175	185

NET ASSETS(1)	$368,861	$354,058

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at March 31, 2025 were 4,100,000 and at December 31, 2024 were 4,262,500. Net asset values per Share at March 31, 2025 and December 31, 2024 were $89.97 and $83.06, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	374,276.3	$460,174	$369,036	100.05%
Total investment in palladium	374,276.3	$460,174	$369,036	100.05%
Less liabilities			(175)	(0.05)%
Net Assets			$368,861	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	389,706.3	$490,759	$354,243	100.05%
Total investment in palladium	389,706.3	$490,759	$354,243	100.05%
Less liabilities			(185)	(0.05)%
Net Assets			$354,058	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$521	$315
Total expenses	521	315

Net investment loss	(521)	(315)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) on palladium transferred to pay expenses	(178)	(228)
Realized (loss) on palladium distributed for the redemption of Shares	(14,652)	(11,719)
Change in unrealized gain / (loss) on investment in palladium	45,378	(8,862)
Total gain / (loss) on investment in palladium	30,548	(20,809)

Change in net assets from operations	$30,027	$(21,124)

Net increase / (decrease) in net assets per Share	$7.58	$(9.02)

Weighted average number of Shares	3,959,583	2,342,582

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2025	4,262,500	$354,058
Net investment loss		(521)
Realized (loss) on investment in palladium		(14,830)
Change in unrealized gain on investment in palladium		45,378
Creations	412,500	36,250
Redemptions	(575,000)	(51,474)
Closing balance at March 31, 2025	4,100,000	$368,861

	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	2,100,000	$219,309
Net investment loss		(315)
Realized (loss) on investment in palladium		(11,947)
Change in unrealized (loss) on investment in palladium		(8,862)
Creations	475,000	41,486
Redemptions	(175,000)	(15,623)
Closing balance at March 31, 2024	2,400,000	$224,048

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$83.06	$104.43
Income from investment operations:
Net investment loss	(0.13)	(0.13)
Total realized and unrealized gains or losses on investment in palladium	7.04	(10.95)
Change in net assets from operations	6.91	(11.08)

Net asset value per Share at end of period	$89.97	$93.35

Weighted average number of Shares	3,959,583	2,342,582

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	8.32%	(10.61)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical palladium, in the proportions held by the Trust, less the Trust’s expenses.  The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the palladium market through an investment in securities.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year.

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

2.2.    Valuation of Palladium

The Trust follows the provisions of ASC 820, Fair Value Measurement (“ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s palladium. Effective August 8,2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s palladium. At March 31, 2025, all of the Trust’s palladium was held at ICBC.

At the Evaluation Time, the Trustee will value the Trust’s palladium on the basis of the London Bullion Market Association (“LBMA”) Palladium Price PM. If there is no LBMA Palladium Price PM on any day, the Trustee is authorized to use the LBMA Palladium Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s palladium based on the most recently announced LBMA Palladium Price PM or LBMA Palladium Price AM. Realized gains and losses on transfers of palladium, or palladium distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of palladium transferred.

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

The Trust recognizes changes in fair value of the investment in palladium as changes in unrealized gains or losses on investment in palladium through the Statements of Operations.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2025	December 31, 2024

Level 1
Investment in palladium	$369,036	$354,243

There were no transfers between levels during the three months ended March 31, 2025 or the year ended December 31, 2024.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At March 31, 2025, the Trust had no palladium receivable or payable for the creation or the redemption of Shares. At December 31, 2024, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2025 or December 31, 2024.

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the three months ended March 31, 2025 and 2024 are set out below:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	389,706.3	193,152.2
Creations	37,642.5	43,643.4
Redemptions	(52,510.3)	(16,072.6)
Transfers of palladium to pay expenses	(562.2)	(308.7)
Closing balance	374,276.3	220,414.3

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Investment in palladium
Opening balance	$354,243	$219,421
Creations	36,250	41,486
Redemptions	(51,474)	(15,623)
Realized (loss) on palladium distributed for the redemption of Shares	(14,652)	(11,719)
Transfers of palladium to pay expenses	(531)	(314)
Realized (loss) on palladium transferred to pay expenses	(178)	(228)
Change in unrealized (loss) on investment in palladium	45,378	(8,862)
Change in unrealized gain on unsettled creations or redemptions	—	—
Closing balance	$369,036	$224,161

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

For the three months ended March 31, 2025 and 2024, the Sponsor’s Fee was $521,017 and $315,292, respectively.

At March 31, 2025 and at December 31, 2024, the fees payable to the Sponsor were $175,868 and $185,243, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2025 and 2024.

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

Notes to the Financial Statements (Unaudited)

Effective December 31, 2024, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07"). Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Fund’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Fund’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

The Quarter Ended March 31, 2025

The Trust’s NAV increased from $354,057,800 at December 31, 2024 to $368,860,564 at March 31, 2025, a 4.18% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of palladium, which rose 8.47% from $909.00 at December 31, 2024 to $986.00 at March 31, 2025 and a decrease in outstanding Shares, which fell from 4,262,500 Shares at December 31, 2024 to 4,100,000 Shares at March 31, 2025, as a result of 412,500 Shares (33 Baskets) being created and 575,000 Shares (46 Baskets) being redeemed for the quarter.

The NAV per Share increased 8.32% from $83.06 at December 31, 2024 to $89.97 at March 31, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $521,017 for the quarter, or 0.60% of the Trust’s ANAV.

The NAV per Share of $91.78 at February 3, 2025 was the highest during the quarter, compared with a low of $83.80 at February 28, 2025.

The decrease in net assets from operations for the quarter ended March 31, 2025 was $30,027,321, resulting from a realized loss of $177,559 on the transfer of palladium to pay expenses, a realized loss of $14,652,231 on palladium distributed for the redemption of Shares, and the Sponsor’s Fee of $521,017, offset by a change in unrealized gain on investment in palladium of $45,378,128. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2025.

The Quarter Ended March 31, 2024

The Trust’s NAV increase from $219,309,330 at December 31, 2023 to $224,048,402 at March 31, 2024, a 2.16% increase for the quarter. The change in the Trust’s NAV resulted from a decrease in the price per ounce of palladium, which fell 10.48% from $1,136.00 at December 31, 2023 to $1,017.00 at March 31, 2024, and an increase in outstanding Shares, which rose from 2,100,000 Shares at December 31, 2023 to 2,400,000 Shares at March 31, 2024, as a result of 475,000 Shares (19 Baskets) being created and 175,000 Shares (7 Baskets) being redeemed for the period.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At March 31, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2025, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended March 31, 2025. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2025:

33 Baskets were created.

46 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
January 2025	30	375,000	0.092
February 2025	—	—	—
March 2025	16	200,000	0.092
	46	575,000	0.092

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended March 31, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

abrdn Palladium ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 8, 2025	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.