Form 10-Q
period 2025-06-30
abrdn Palladium ETF Trust
filed 2025-08-07
CIK 1459862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

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

As of August 5, 2025, abrdn Palladium ETF Trust had 4,975,000 abrdn Physical Palladium Shares ETF outstanding.

Abrdn Palladium ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

abrdn Palladium ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: June 30, 2025: $533,531; December 31, 2024: $490,759)	$515,526	$354,243
Total assets	515,526	354,243

LIABILITIES
Fees payable to Sponsor	243	185
Total liabilities	243	185

NET ASSETS(1)	$515,283	$354,058

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at June 30, 2025 were 4,987,500 and at December 31, 2024 were 4,262,500. Net asset values per Share at June 30, 2025 and December 31, 2024 were $103.31 and $83.06, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	454,608.6	$533,531	$515,526	100.05%
Total investment in palladium	454,608.6	$533,531	$515,526	100.05%
Less liabilities			(243)	(0.05)%
Net Assets			$515,283	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	389,706.3	$490,759	$354,243	100.05%
Total investment in palladium	389,706.3	$490,759	$354,243	100.05%
Less liabilities			(185)	(0.05)%
Net Assets			$354,058	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$582	$396	$1,103	$711
Total expenses	582	396	1,103	711

Net investment loss	(582)	(396)	(1,103)	(711)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) on palladium transferred to pay expenses	(138)	(213)	(315)	(441)
Realized (loss) on palladium distributed for the redemption of Shares	(11,095)	(11,584)	(25,748)	(23,303)
Change in unrealized gain / (loss) on investment in palladium	73,133	984	118,512	(7,878)
Total gain/(loss) on investment in palladium	61,900	(10,813)	92,449	(31,622)

Change in net assets from operations	$61,318	$(11,209)	$91,346	$(32,333)

Net increase / (decrease) in net assets per Share	$14.59	$(3.81)	$22.37	$(12.23)

Weighted average number of Shares	4,204,121	2,942,857	4,082,528	2,642,720

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	4,100,000	$368,861	2,400,000	$224,048
Net investment loss		(582)		(396)
Realized (loss) on investment in palladium		(11,233)		(11,797)
Change in unrealized gain on investment in palladium		73,133		984
Creations	1,287,500	118,740	1,050,000	94,979
Redemptions	(400,000)	(33,636)	(262,500)	(23,846)
Closing balance	4,987,500	$515,283	3,187,500	$283,972

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	4,262,500	$354,058	2,100,000	$219,309
Net investment loss		(1,103)		(711)
Realized (loss) on investment in palladium		(26,063)		(23,744)
Change in unrealized gain/(loss) on investment in palladium		118,512		(7,878)
Creations	1,700,000	154,990	1,525,000	136,465
Redemptions	(975,000)	(85,111)	(437,500)	(39,469)
Closing balance	4,987,500	$515,283	3,187,500	$283,972

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$89.97	$93.35	$83.06	$104.43
Income from investment operations:
Net investment loss	(0.14)	(0.13)	(0.27)	(0.27)
Total realized and unrealized gains or losses on investment in palladium	13.48	(4.13)	20.52	(15.07)
Change in net assets from operations	13.34	(4.26)	20.25	(15.34)

Net asset value per Share at end of period	$103.31	$89.09	$103.31	$89.09

Weighted average number of Shares	4,204,121	2,942,857	4,082,528	2,642,720

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	14.83%	(4.56)%	24.38%	(14.69)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical palladium, in proportions held by the Trust, less the Trust’s expenses.  The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the palladium market through an investment in securities.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s palladium. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s palladium. At June 30, 2025, all of the Trust’s palladium was held at ICBC.

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2025	December 31, 2024

Level 1
Investment in palladium	$515,526	$354,243

There were no transfers between levels during the six months ended June 30, 2025 or the year ended December 31, 2024.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At June 30, 2025, the Trust had no palladium receivable or payable for the creation or the redemption of Shares. At December 31, 2024, the Trust had no palladium receivable or payable for the creation or the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2025 or December 31, 2024.

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the three and six months ended June 30, 2025 and 2024 are set out below:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	374,276.3	220,414.3
Creations	117,359.5	96,315.4
Redemptions	(36,489.5)	(24,063.4)
Transfers of palladium to pay expenses	(537.7)	(362.4)
Closing balance	454,608.6	292,303.9

Investment in palladium
Opening balance	$369,036	$224,161
Creations	118,740	94,979
Redemptions	(33,636)	(23,846)
Realized (loss) on palladium distributed for the redemption of Shares	(11,095)	(11,584)
Transfers of palladium to pay expenses	(514)	(362)
Realized (loss) on palladium transferred to pay expenses	(138)	(213)
Change in unrealized gain on investment in palladium	73,133	984
Closing balance	$515,526	$284,119

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	389,706.3	193,152.2
Creations	155,002.0	139,958.8
Redemptions	(88,999.8)	(40,135.8)
Transfers of palladium to pay expenses	(1,099.9)	(671.3)
Closing balance	454,608.6	292,303.9

Investment in palladium
Opening balance	$354,243	$219,421
Creations	154,990	136,465
Redemptions	(85,111)	(39,469)
Realized (loss) on palladium distributed for the redemption of Shares	(25,748)	(23,303)
Transfers of palladium to pay expenses	(1,045)	(676)
Realized (loss) on palladium transferred to pay expenses	(315)	(441)
Change in unrealized gain / (loss) on investment in palladium	118,512	(7,878)
Closing balance	$515,526	$284,119

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

Notes to the Financial Statements (Unaudited)

For the three months ended June 30, 2025 and 2024, the Sponsor’s Fee was $582,088 and $396,037, respectively. For the six months ended June 30, 2025 and 2024, the Sponsor’s Fee was $1,103,106 and $711,329, respectively.

At June 30, 2025 and at December 31, 2024, the fees payable to the Sponsor were $243,122 and $185,243, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2025 and 2024.

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

Realized gains and losses result from the transfer of palladium for Share redemptions and/or to pay expenses and are recognized on a trade date basis as the difference between the fair value and average cost of palladium transferred.

Effective December 31, 2024, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) -Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Fund’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Fund’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

4.    Concentration of Risk

The Trust’s sole business activity is the investment in palladium, and substantially all the Trust’s assets are holdings of palladium, which creates a concentration of risk associated with fluctuations in the price of palladium. Several factors could affect the price of palladium, including: (i) global palladium supply and demand, which is influenced by factors such as production and cost levels in major palladium-producing countries, recycling, autocatalyst demand, industrial demand, jewelry demand, investment demand, and sales of existing stockpiles of palladium, which have been a key source of supply and are likely to be exhausted soon, placing a higher burden on new mine supply; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations, including tariffs, sanctions, and other restrictions on trade. In addition, there is no assurance that palladium will maintain its long-term value in terms of purchasing power in the future. In the event that the price of palladium declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Trust issues and redeems Shares only in exchange for palladium only in aggregations of 12,500 Shares effective June 18, 2024 (Prior to June 18, 2024, the number of Shares that constituted a Basket was 25,000 Shares) or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers (or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution) that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”).

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

The Quarter Ended June 30, 2025

The Trust’s NAV increased from $368,860,564 at March 31, 2025 to $515,283,024 at June 30, 2025, a 39.70% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of palladium, which rose 15.01% from $986.00 at March 31, 2025 to $1,134.00 at June 30, 2025 and an increase in outstanding Shares, which rose from 4,100,000 Shares at March 31, 2025 to 4,987,500 Shares at June 30, 2025, as a result of 1,287,500 Shares (103 Baskets) being created and 400,000 Shares (32 Baskets) being redeemed for the quarter.

The NAV per Share increased 14.83% from $89.97 at March 31, 2025 to $103.31 at June 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $582,088 for the quarter, or 0.60% of the Trust’s ANAV.

The NAV per Share of $103.31 at June 30, 2025 was the highest during the quarter, compared with a low of $82.20 at April 9, 2025.

The increase in net assets from operations for the quarter ended June 30, 2025 was $61,317,905, resulting from a change in unrealized gain on investment in palladium of $73,133,479, offset by a realized loss of $138,130 on the transfer of palladium to pay expenses, a realized loss of $11,095,356 on palladium distributed for the redemption of Shares and the Sponsor’s Fee of $582,088. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2025.

The Six Months Ended June 30, 2025

The Trust’s NAV increased from $354,057,800 at December 31, 2024 to $515,283,024 at June 30, 2025, a 45.54% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of palladium, which rose 24.75% from $909.00 at December 31, 2024 to $1,134.00 at June 30, 2025 and an increase in outstanding Shares, which rose from 4,262,500 Shares at December 31, 2024 to 4,987,500 Shares at June 30, 2025, as a result of 1,700,000 Shares (136 Baskets) being created and 975,000 Shares (78 Baskets) being redeemed during the period.

The NAV per Share increased 24.38% from $83.06 at December 31, 2024 to $103.31 at June 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,103,106 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $103.31 at June 30, 2025 was the highest during the period, compared with a low of $82.20 at April 9, 2025.

The increase in net assets from operations for the period ended June 30, 2025 was $91,345,225, resulting from a change in unrealized gain on investment in palladium of $118,511,607, offset by a realized loss of $315,689 on the transfer of palladium to pay expenses, a realized loss of $25,747,587 on palladium distributed for the redemption of Shares and the Sponsor’s Fee of $1,103,106. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2025.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At June 30, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2025, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended June 30, 2025. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2025:

103 Baskets were created.

32 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
April 2025	—	—	—
May 2025	27	337,500	0.091
June 2025	5	62,500	0.091
	32	400,000	0.091

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 7, 2025	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.