Form 10-Q
period 2025-09-30
abrdn Palladium ETF Trust
filed 2025-11-07
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34589

abrdn Palladium ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4733157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC 1900 Market Street, Suite 200 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Palladium Shares ETF	PALL	NYSE Arca, Inc.

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

As of November 6, 2025, abrdn Palladium ETF Trust had 6,075,000 abrdn Physical Palladium Shares ETF outstanding.

Abrdn Palladium ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

abrdn Palladium ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: September 30, 2025: $593,504; December 31, 2024: $490,759)	$622,405	$354,243
Total assets	622,405	354,243

LIABILITIES
Fees payable to Sponsor	288	185
Total liabilities	288	185

NET ASSETS(1)	$622,117	$354,058

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2025 were 5,537,500 and at December 31, 2024 were 4,262,500. Net asset values per Share at September 30, 2025 and December 31, 2024 were $112.35 and $83.06, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	503,971.9	$593,504	$622,405	100.05%
Total investment in palladium	503,971.9	$593,504	$622,405	100.05%
Less liabilities			(288)	(0.05)%
Net Assets			$622,117	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	389,706.3	$490,759	$354,243	100.05%
Total investment in palladium	389,706.3	$490,759	$354,243	100.05%
Less liabilities			(185)	(0.05)%
Net Assets			$354,058	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$819	$416	$1,922	$1,127
Total expenses	819	416	1,922	1,127

Net investment loss	(819)	(416)	(1,922)	(1,127)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) on palladium transferred to pay expenses	(28)	(229)	(344)	(670)
Realized gain / (loss) on palladium distributed for the redemption of Shares	1,274	(16,344)	(24,473)	(39,647)
Change in unrealized gain on investment in palladium	46,906	26,905	165,417	19,027
Total gain/(loss) on investment in palladium	48,152	10,332	140,600	(21,290)

Change in net assets from operations	$47,333	$9,916	$138,678	$(22,417)

Net increase / (decrease) in net assets per Share	$9.30	$3.13	$31.36	$(7.95)

Weighted average number of Shares	5,090,353	3,166,304	4,422,161	2,818,522

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	4,987,500	$515,283	3,187,500	$283,972
Net investment loss		(819)		(416)
Realized gain / (loss) on investment in palladium		1,246		(16,573)
Change in unrealized gain on investment in palladium		46,906		26,905
Creations	1,025,000	111,604	237,500	20,400
Redemptions	(475,000)	(52,103)	(437,500)	(41,427)
Closing balance	5,537,500	$622,117	2,987,500	$272,861

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	4,262,500	$354,058	2,100,000	$219,309
Net investment loss		(1,922)		(1,127)
Realized (loss) on investment in palladium		(24,817)		(40,317)
Change in unrealized gain on investment in palladium		165,417		19,027
Creations	2,725,000	266,594	1,762,500	156,865
Redemptions	(1,450,000)	(137,213)	(875,000)	(80,896)
Closing balance	5,537,500	$622,117	2,987,500	$272,861

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$103.31	$89.09	$83.06	$104.43
Income from investment operations:
Net investment loss	(0.16)	(0.13)	(0.43)	(0.40)
Total realized and unrealized gains or losses on investment in palladium	9.20	2.37	29.72	(12.70)
Change in net assets from operations	9.04	2.24	29.29	(13.10)

Net asset value per Share at end of period	$112.35	$91.33	$112.35	$91.33

Weighted average number of Shares	5,090,353	3,166,304	4,422,161	2,818,522

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	8.75%	2.51%	35.26%	(12.54)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s palladium. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s palladium. At September 30, 2025, all of the Trust’s palladium was held at ICBC.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2025	December 31, 2024

Level 1
Investment in palladium	$622,405	$354,243

There were no transfers between levels during the nine months ended September 30, 2025 or the year ended December 31, 2024.

2.3.	Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within two business days of the trade date. At September 30, 2025, the Trust had no palladium receivable or payable for the creation or the redemption of Shares. At December 31, 2024, the Trust had no palladium receivable or payable for the creation or the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2025 or December 31, 2024.

2.6.	Investment in Palladium

Changes in ounces of palladium and their respective values for the three and nine months ended September 30, 2025 and 2024 are set out below:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	454,608.6	292,303.9
Creations	93,298.9	19,468.1
Redemptions	(43,252.9)	(40,062.1)
Transfers of palladium to pay expenses	(682.7)	(449.9)
Closing balance	503,971.9	271,260.0

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Investment in palladium
Opening balance	$515,526	$284,119
Creations	111,604	18,116
Redemptions	(52,103)	(41,427)
Realized gain / (loss) on palladium distributed for the redemption of Shares	1,274	(16,344)
Transfers of palladium to pay expenses	(774)	(423)
Realized (loss) on palladium transferred to pay expenses	(28)	(229)
Change in unrealized gain on investment in palladium	46,906	26,905
Closing balance	$622,405	$270,717

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	389,706.3	193,152.2
Creations	248,300.9	159,426.9
Redemptions	(132,252.7)	(80,197.9)
Transfers of palladium to pay expenses	(1,782.6)	(1,121.2)
Closing balance	503,971.9	271,260.0

Investment in palladium
Opening balance	$354,243	$219,421
Creations	266,594	154,581
Redemptions	(137,213)	(80,896)
Realized (loss) on palladium distributed for the redemption of Shares	(24,473)	(39,647)
Transfers of palladium to pay expenses	(1,819)	(1,099)
Realized (loss) on palladium transferred to pay expenses	(344)	(670)
Change in unrealized gain on investment in palladium	165,417	19,027
Closing balance	$622,405	$270,717

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended September 30, 2025 and 2024, the Sponsor’s Fee was $819,311 and $416,100, respectively. For the nine months ended September 30, 2025 and 2024, the Sponsor’s Fee was $1,922,417 and $1,127,429, respectively.

At September 30, 2025 and at December 31, 2024, the fees payable to the Sponsor were $288,753 and $185,243, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2025 and 2024.

Unless otherwise directed by the Sponsor, when selling palladium the Trustee will endeavor to sell at the price established by the LBMA Palladium Price. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such palladium only if the sale transaction is made at the next LBMA Palladium Price PM or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the palladium sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

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

The Trust holds palladium and is expected to issue Baskets in exchange for deposits of palladium and to distribute palladium in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of palladium bullion, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in palladium.

The Trust issues and redeems Shares only in exchange for palladium and only in aggregations of 12,500 Shares effective June 18, 2024 (Prior to June 18, 2024, the number of Shares that constituted a Basket was 25,000 Shares) or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers (or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution) that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”).

Shares of the Trust trade on the NYSE Arca, Inc. (“NYSE Arca”) Arca under the symbol “PALL”.

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

The Quarter Ended September 30, 2025

The Trust’s NAV increased from $515,283,024 at June 30, 2025 to $622,116,604 at September 30, 2025, a 20.73% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of palladium, which rose 8.91% from $1,134.00 at June 30, 2025 to $1,235.00 at September 30, 2025 and an increase in outstanding Shares, which rose from 4,987,500 Shares at June 30, 2025 to 5,537,500 Shares at September 30, 2025, as a result of 1,025,000 Shares (82 Baskets) being created and 475,000 Shares (38 Baskets) being redeemed for the quarter.

The NAV per Share increased 8.75% from $103.31 at June 30, 2025 to $112.35 at September 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $819,311 for the quarter, or 0.60% of the Trust’s ANAV.

The NAV per Share of $118.13 at July 18, 2025 was the highest during the quarter, compared with a low of $99.21 at August 27, 2025.

The increase in net assets from operations for the quarter ended September 30, 2025 was $47,332,605, resulting from a realized gain of $1,274,155 on palladium distributed for the redemption of Shares and a change in unrealized gain on investment in palladium of $46,905,724, offset by a realized loss of $27,963 on the transfer of palladium to pay expenses and the Sponsor’s Fee of $819,311. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2025.

The Nine Months Ended September 30, 2025

The Trust’s NAV increased from $354,057,800 at December 31, 2024 to $622,116,604 at September 30, 2025, a 75.71% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of palladium, which rose 35.86% from $909.00 at December 31, 2024 to $1,235.00 at September 30, 2025 and an increase in outstanding Shares, which rose from 4,262,500 Shares at December 31, 2024 to 5,537,500 Shares at September 30, 2025, as a result of 2,725,000 Shares (218 Baskets) being created and 1,450,000 Shares (116 Baskets) being redeemed during the period.

The NAV per Share increased 35.26% from $83.06 at December 31, 2024 to $112.35 at September 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,922,417 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $118.13 at July 18, 2025 was the highest during the period, compared with a low of $82.20 at April 9, 2025.

The increase in net assets from operations for the period ended September 30, 2025 was $138,677,830, resulting from a change in unrealized gain on investment in palladium of $165,417,331, offset by a realized loss of $343,652 on the transfer of palladium to pay expenses, a realized loss of $24,473,432 on palladium distributed for the redemption of Shares and the Sponsor’s Fee of $1,922,417. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2025.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At September 30, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2025, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended September 30, 2025. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2025:

82 Baskets were created.

38 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
July 2025	6	75,000	0.091
August 2025	32	400,000	0.091
September 2025	—	—	—
	38	475,000	0.091

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended September 30, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

abrdn Palladium ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 7, 2025	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.