Form 10-K
period 2025-12-31
abrdn Palladium ETF Trust
filed 2026-03-02
CIK 1459862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2025 as reported by the NYSE Arca, Inc. on that date: $501,792,375.

As of February 26, 2026, abrdn Palladium ETF Trust had 7,300,000 abrdn Physical Palladium Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Palladium ETF Trust (the “Trust”) is to own palladium transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of palladium bullion. The Trust was formed on December 30, 2009 when an initial deposit of palladium was made in exchange for the issuance of two Baskets (at the time of the initial deposit, a “Basket” consisted of 50,000 Shares; effective April 1, 2019, the number of Shares comprising a Basket was reduced to 25,000 Shares, and effective June 18, 2024, the number of Shares comprising a Basket was reduced to 12,500 Shares).

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

PGM mining is heavily concentrated in southern Africa (South Africa and Zimbabwe), with smaller percentages coming from the United States, Russia and other locations. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the second largest producer of platinum. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 77% of palladium supply in 2024.

World Palladium Supply and Demand 2015-2024

The following table sets forth a summary of the world palladium supply and demand from 2015 - 2024 and is based on information reported by Johnson Matthey, PGM Market Report. Information for the calendar year ended 2025 is not available as of the date of this report.

(thousands of ounces)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Supply
South Africa	2,683	2,570	2,547	2,543	2,571	1,975	2,645	2,288	2,360	2,420
Russia	2,434	2,781	2,452	2,976	2,987	2,636	2,689	2,200	2,700	2,750
North America	874	917	956	1,035	1,042	990	908	832	863	814
Zimbabwe	320	396	386	393	379	410	392	409	427	419
Others	144	129	131	135	140	185	212	235	247	251
Total Supply	6,455	6,793	6,472	7,082	7,119	6,196	6,846	5,964	6,597	6,654

Secondary supply
Automotive	1,952	1,986	2,357	2,624	2,916	2,689	2,886	2,790	2,389	2,449
Electronics/other	475	481	479	475	477	430	444	457	466	481
Jewellery	46	21	21	12	12	9	9	10	10	10
Total secondary supply	2,473	2,488	2,857	3,111	3,405	3,128	3,339	3,257	2,865	2,940

Total combined supply	8,928	9,281	9,329	10,193	10,524	9,324	10,185	9,221	9,462	9,594

Demand by Application
Auto	7,657	8,019	8,423	8,837	9,675	8,534	8,452	8,413	8,767	8,313
Chemical	449	419	435	605	530	498	593	602	539	546
Dental & Biomedical	474	435	398	364	320	228	208	189	192	177
Electrical & Electronics	903	872	844	768	711	636	649	547	516	535
Investment	(659)	(646)	(386)	(574)	(87)	(190)	17	(109)	61	229
Jewellery	220	189	167	148	128	85	88	87	87	85
Pollution Control	56	71	78	86	88	75	92	102	123	124
Other	104	114	91	117	120	93	96	82	85	86
Total Demand	9,204	9,473	10,050	10,351	11,485	9,959	10,195	9,913	10,370	10,095

Movements in stocks	(276)	(192)	(721)	(158)	(961)	(635)	(10)	(692)	(908)	(501)

Source: Johnson Matthey PGM Market Reports (2015 – 2025).

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia has traditionally been the largest producer of palladium, providing on average 40% of supply over the past 10 years. South Africa has, on average, supplied approximately 37% of production over the past 10 years. In 2024, Russia provided 41.3% of mine supplies, while South Africa produced 36.4%. North America contributed approximately 13.9% of mine supply in 2024. Scrap supply, from recycling of autocatalyst and other sources, accounted for roughly 30.6% of total supply in 2024 in line with the value from 2023.

Autocatalysts continue to be the largest component of palladium demand, averaging 84.2% of total demand from 2015 to 2024, compared to 83.2% in 2015. Jewelry demand for palladium has tapered off considerably over the last 10 years, contributing only 0.8% of total demand in 2024, down from a high of 2.4% in 2015. Other industrial demand (chemical, dental and electrical) has fallen from 19.8% of total demand in 2015 to 12.5% of total demand in 2024. Since 2015, pollution control demand has increased from 0.6% to 1.2% of total demand. Pollution control demand captures the production demand for emissions control in non-automotive applications.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in U.S. Dollars from December 31, 2015 to December 31, 2025 and is based on information provided by Bloomberg:

Source: Bloomberg, Aberdeen. Chart data from 12/31/2015 to 12/31/2025. Spot Palladium Price = PLDMLNPM Index.

The following is a discussion of the movements in the price of Palladium illustrated by the table:

The strong rally in 2014 palladium prices was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Palladium was then the top performer of the precious metals complex for 3 consecutive years from 2017 to 2019, where it rose nearly 182% from $676 per troy ounce on December 31, 2016 to $1,905 per troy ounce on December 31, 2019. The price of palladium reached an all-time high of $2,781/oz on February 19, 2020, before closing out the year at a price of $2,342/oz on December 31, 2020. Similar to other precious metals, palladium took a step back in 2021 as it returned -16% (as of December 31, 2021). A decline in autocatalyst demand due to the pandemic was a big reason for the negative performance seen during the year.

The price of palladium reached a record high of $3,015 per ounce on March 7, 2022, as Russian’s invasion of Ukraine infused uncertainty into global markets and created additional price pressure that pushed the price of palladium nearly 53% above its 2021 close. While each of the precious metals (gold, silver, platinum) saw prices fluctuate throughout the year, the price of palladium showed greater correlation with the price of Platinum during the first quarter. The price of palladium fell by roughly 25% between March 8th and March 31st, ending the first quarter at a price of $2,259 per ounce. On June 14th, 2022, the price of palladium fell as low as $1,810 per ounce, as aggressive interest rate policies from the U.S. Federal Reserve drove the U.S. Dollar higher. Contrary to the other three precious metals, the price of palladium increased as high as $2,315 per ounce on October 4th, 2022, as supplies were further constrained by operational challenges in South African and North American mines, as well as a weaker automotive recycling market. Throughout the year, tailwinds from supply disruptions were countered by weaker automotive and investment demand, higher interest rates and the risk of a potential recession. As a result, while the other three precious metals rallied to end the year, the price of palladium reversed course during the fourth quarter to end the year at $1,775 per ounce, down 10% from the end of 2021.

In 2023, palladium production in Russia and South Africa continued to impact global supply. Russian production was relatively flat compared to 2020 and 2021, however sanctions imposed in 2022 constrained the production capacity of Russian metals producer Nornickel, the world’s largest palladium producer. In contrast, South Africa continued to experience power supply disruptions along with rising electricity prices. Coupled with labor strikes, political instability, inflation and volatile prices, which compressed profit margins and subsequently led to a decrease in expected supply from the world’s second leading producer. However, despite the supply deficit, investors sold short a large amount of palladium that year, in hopes that electric vehicles would curtail the demand for palladium in gasoline-powered automobiles. Additionally, while a positive outlook at the beginning of the year, fueled by China’s loosening of COVID-19 related restrictions, drove the price as high as $1,628 per ounce on April 21, 2023, the Chinese economic rebound disappointed investors. As a result of these two factors, the price of palladium continued on a downward trend throughout most of the year before reaching a low of $957 per ounce on December 6, 2023. Fears of additional Russian sanctions sparked a year-end rally that saw the price climb as high as $1,221 per ounce on December 20, 2023, but the precious metal ultimately ended the year at $1,136 per ounce, 36% below its 2022 closing price.

In 2024, palladium markets continued to be volatile as the market remained net short and prices did not respond to the existing supply side deficit as the market worked through above ground stockpiles. While autocatalyst demand continued to be the largest component of palladium demand, it has not yet returned to pre-pandemic levels, and the price remained between $850 and $1,050 per ounce for much of the year. In October, the threat of potential new sanctions on Russian exports, which accounts for roughly 40% of new mined supply, sent the price as high as $1,222 per ounce on October 29, 2024, as short sellers bought long contracts to reduce their positions. However, once market fears about disruptions in supply dissipated the spot price retreated and ultimately ended the year at $909 per ounce on December 31, 2024 (-19.98%).

In 2025, palladium markets remained volatile, but benefited from a deficit-driven, supply-constrained environment that saw prices rebound off 2024 lows. While the palladium market has been in deficit of various magnitudes since 2012, this year saw a turn in the overwhelming narrative driving weak prices. Several mining companies reduced mining operations into the prior year end and U.S. government support for EV subsidies waned. Nearly 80% of palladium demand comes from the automotive sector for pollution control of internal combustion engine vehicles and hybrids. The cessation of the $7.500 EV tax credit in September accelerated automakers’ decisions to offer more fossil fuel and hybrid vehicles which use palladium for pollution control. Further, weaker than anticipated South African supply and recycling, along with revised market forecasts for 2025 and 2026, contributed to a sharp increase in the spot price of palladium that reached $1,297 per ounce on July 18, 2025, an increase of 42.7% from the end of 2024. The spot price of palladium pulled back into a tighter range between July and the end of September before pricing became increasingly sensitive to financial flows, with futures positioning amplifying the movement in spot price driven by U.S. tariff uncertainty, South African disruptions, tighter leasing markets and strong Chinese imports. The spot price would reach as high as $1,837 per ounce, before ending the year at $1,567 per ounce on December 31, 2025 (+72.4%).

Operation of the Palladium Bullion Market

The global trade in palladium consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global palladium trading. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM. Five member participants of the LPPM are currently participating in the London Metal Exchange’s (“LME”) administration of the LBMA Palladium prices. In January 2026, the LBMA announced that it intends to appoint ICE Benchmark Administration (“IBA”) to replace the LME as the third-party administrator of the LBMA Palladium prices in mid-2026. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

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

Since December 1, 2014, the LME has been administering the operation of electronic palladium bullion price fixing system (“LMEbullion”) that replicate electronically the manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LBMA Palladium Price AM”) and 2:00 p.m. London time (the “LBMA Palladium Price PM”). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the “LBMA Palladium Price PM”. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmark, (the “IOSCO Principles”). In January 2026, the LBMA announced that it intends to appoint ICE Benchmark Administration (“IBA”) to replace the LME as the third-party administrator of the LBMA Platinum and Palladium prices in mid-2026.

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

Formal participation in the LBMA Palladium Price PM is limited to participating LPPM members. Six LPPM members are currently participating in establishing the LBMA Palladium Price PM (Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank plc, Johnson Matthey plc, StoneX Financial Ltd and BASF Metals Ltd.). Any other market participant wishing to participate in the trading on the LBMA Palladium Price PM is required to do so through one of the participating LPPM members.

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

The Sponsor and the Shareholders may rely on any evaluation furnished by the Trustee, and the Sponsor has no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, The Depository Trust Company (“DTC”), Authorized Participants, the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

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

The Sponsor’s Fee for the year ended December 31, 2025 was $3,203,228 (December 31, 2024: $1,737,833; December 31, 2023: $1,464,063).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each delivery or sale of palladium by the Trust to pay the Sponsor’s Fee or other Trust expenses will be a taxable event to Shareholders.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets (a Basket equals a block of 12,500 Shares). The number of Shares in a block that constitutes a Basket for the purposes of creation and redemptions in the Trust was reduced from 50,000 to 25,000 effective April 1, 2019, and reduced from 25,000 to 12,500 effective June 18, 2024. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of physical palladium represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

The Sponsor’s office is located at c/o abrdn ETFs Sponsor LLC, 1900 Market Street, Suite 200, Philadelphia, PA 19103. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022), a Delaware corporation. As a result of the sale, abrdn Inc. became the sole member of the Sponsor. abrdn Inc. is a wholly-owned indirect subsidiary of Aberdeen Group plc. (“Aberdeen”). Aberdeen has retained “abrdn” as an operational abbreviation across its subsidiary legal entities (including the Sponsor, fund names and descriptors). Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the palladium and the records maintained by the Custodian. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of August 4, 2025 and January 5, 2026. The results can be found on www.abrdn.com/usa/etf.

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

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets (a Basket equals a block of 12,500 Shares) and only upon the order of an Authorized Participant. The number of Shares in a block that constitutes a Basket for the purposes of creation and redemptions in the Trust was reduced from 50,000 to 25,000 effective April 1, 2019, and reduced from 25,000 to 12,500 effective June 18, 2024. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

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

The Shares are designed to mirror as closely as possible the performance of the price of physical palladium, and the value of the Shares relates directly to the value of the palladium held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of physical palladium has fluctuated widely over the past several years, as discussed below. Several factors may affect the price of palladium, including:

●	Global palladium supply, which is influenced by such factors as production and cost levels in major palladium-producing countries such as Russia and South Africa. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past decade and could potentially soon be exhausted, placing a higher burden on new mine supply;

●	Investors’ expectations with respect to the rate of inflation;

●	Currency exchange rates;

●	Interest rates;

●	Investment and trading activities of hedge funds and commodity funds;

●	Global or regional political, economic or financial events and situations; and

●	A significant change in investor interest, including in response to online campaigns or other activities specifically targeting investments in palladium.

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

Several factors may have the effect of causing a decline in the prices of palladium and a corresponding decline in the price of Shares. Among them:

●	A significant increase in palladium hedging activity by palladium producers. Should there be an increase in the level of hedge activity of palladium producing companies, it could cause a decline in world palladium prices, adversely affecting the price of the Shares.

●	A significant change in the attitude of speculators and investors towards palladium. Should the speculative community take a negative view towards palladium, it could cause a decline in world palladium prices, negatively impacting the price of the Shares.

●	A widening of interest rate differentials between the cost of money and the cost of palladium could negatively affect the price of palladium which, in turn, could negatively affect the price of the Shares.

●	A combination of rising money interest rates and a continuation of the current low cost of borrowing palladium could improve the economics of selling palladium forward. This could result in an increase in hedging by palladium mining companies and short selling by speculative interests, which would negatively affect the price of palladium. Under such circumstances, the price of the Shares would be similarly affected.

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

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of palladium and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the Bullion markets. Russia is one of the world’s largest producers of several precious metals, including palladium. On April 8, 2022, the LPPM suspended its accreditation of two Russian refiners of platinum and palladium. The LPPM stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. See “Overview of the Palladium Industry – Historical Chart of the Price of Palladium” for a discussion of how the Russian palladium refiners’ accreditation has impacted the palladium market and how Russia’s production levels have impacted palladium prices subsequent to the suspension.

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

Public health emergencies, such as the COVID-19 pandemic, could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store palladium, restrictions on travel that delay or prevent the transportation of palladium and an increase in demand for palladium may disrupt supply chains for palladium, which could cause secondary market spreads to widen and compromise the Trust’s ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver palladium as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

Public health emergencies could increase the Trust’s costs and affect liquidity in the market for palladium, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for palladium, which could adversely affect the price of the Shares.

Further, public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Palladium Price PM, which the Trustee uses to value the palladium held by the Trust and calculate the net asset value of the Trust. Public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2025 and 2024:

Fiscal Year Ended December 31, 2025: Quarter Ended

	High	Low
March 31, 2025	$93.44	$83.17
June 30, 2025	$104.70	$82.39
September 30, 2025	$119.30	$98.50
December 31, 2025	$175.94	$110.34

Fiscal Year Ended December 31, 2024: Quarter Ended
	High	Low
March 31, 2024	$101.12	$78.77
June 30, 2024	$100.29	$80.25
September 30, 2024	$102.56	$77.61
December 31, 2024	$113.89	$82.51

The number of outstanding Shares of the Trust as of February 26, 2026 was 7,300,000.

Holders

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2025	$111.30	$98.50
September 2025	$116.95	$100.60
October 2025	$148.17	$110.34
November 2025	$134.59	$123.33
December 2025	$175.94	$129.44
January 2026	$197.02	$145.71

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for palladium, only in aggregations of 12,500 Shares referred to as a Basket. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2025 and 2024:

Month	Total number of Shares redeemed	Average ounces of palladium per share
January 2025	375,000	0.091
February 2025	—	—
March 2025	200,000	0.091
April 2025	337,500	0.091
May 2025	62,500	0.091
June 2025	—	—
July 2025	75,000	0.091
August 2025	400,000	0.091
September 2025	—	—
October 2025	350,000	0.091
November 2025	112,500	0.091
December 2025	—	—
Total	1,912,500	0.091

Month	Total number of Shares redeemed	Average ounces of palladium per share
January 2024	—	—
February 2024	75,000	0.092
March 2024	100,000	0.092
April 2024	—	0.092
May 2024	—	0.092
June 2024	262,500	—
July 2024	87,500	0.092
August 2024	87,500	0.092
September 2024	262,500	0.092
October 2024	—	—
November 2024	650,000	0.091
December 2024	350,000	0.091
Total	1,875,000	0.092

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

The Trust issues and redeems Shares only in exchange for palladium, only in aggregations of 12,500 Shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers (or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution) that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). The number of Shares in a block that constitutes a Basket for the purposes of creation and redemptions in the Trust was reduced from 50,000 to 25,000 effective April 1, 2019, and reduced from 25,000 to 12,500 effective June 18, 2024.

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

NAV per Share vs. Palladium Price from December 30, 2009 (the Date of Inception) to December 31, 2025

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

	December 31, 2025	December 31, 2024	December 31, 2023
(Amounts in 000’s of US$)
Investment in palladium - cost	$797,137	$490,759	$356,585
Unrealized gain/(loss) on investment in palladium	203,238	(136,516)	(137,164)
Investment in palladium - fair value	$1,000,375	$354,243	$219,421

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

The Sponsor has exercised its right to visit the Custodian in order to examine the palladium and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of August 4, 2025 and January 5, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At December 31, 2025 and 2024, the Trust did not have any cash balances.

Results of Operations Financial Highlights

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
(Amounts in 000’s of US$)
Total gain/(loss) on palladium	$325,152	$(65,908)	$(109,918)
Net change assets from operations	$321,949	$(67,646)	$(111,382)
Net cash provided by operating activities	$—	$—	$—

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

The year ended December 31, 2025

The Trust’s NAV increased from $354,057,800 at December 31, 2024 to $1,035,462,345 at December 31, 2025, a 192.46% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding shares, which rose from 4,262,500 at December 31, 2024 to 7,275,000 at December 31, 2025, a result of 4,925,000 Shares (394 baskets) being created and 1,912,000 Shares (153 Baskets) being redeemed during the year. There was an increase in the price per ounce of palladium, which rose 72.39% from $909.00 at December 31, 2024 to 1,567.00 at December 31, 2025.

The NAV per Share increased 71.36% from $83.06 at December 31, 2024 to $142.33 at December 31, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $3,203,228 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $166.88 at December 23, 2025 was the highest during the year, compared with a low of $82.20 at April 9, 2025.

The increase in net assets from operations for the year ended December 31, 2025 was $321,948,064, resulting from a change in unrealized appreciation of $339,753,509, offset by a realized loss of $227,303 on the transfer of palladium to pay expenses and a realized loss of $14,374,914 on palladium distributed for the redemption of Shares and the Sponsor’s Fee of $3,203,228. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2025.

The year ended December 31, 2024

The Trust’s NAV increased from $219,309,330 at December 31, 2023 to $354,057,800 at December 31, 2024, a 61.44% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding shares, which rose from 2,100,000 at December 31, 2023 to 4,262,500 at December 31, 2024, a result of 4,037,500 Shares (323 baskets) being created and 1,875,000 Shares (150 Baskets) being redeemed during the year. There was a decrease in the price per ounce of palladium, which fell 19.98% from $1,136.00 at December 31, 2023 to $909.00 at December 31, 2024.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2025

	Three months ended
	March 31	June 30	September 30	December 31	Year ended December 31
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$521	$582	$819	$1,281	$3,203
Total expenses	521	582	819	1,281	3,203

Net investment loss	(521)	(582)	(819)	(1,281)	(3,203)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	(178)	(138)	(28)	117	(227)
Realized gain / (loss) on platinum distributed for the redemption of Shares	(14,652)	(11,095)	1,274	10,098	(14,375)
Change in unrealized gain / (loss) on investment in platinum	45,378	73,133	46,906	174,337	339,754
Total gain / (loss) on investment in platinum	30,548	61,900	48,152	184,552	325,152

Change in net assets from operations	$30,027	$61,318	$47,333	$183,271	$321,949

Net increase / (decrease) in net assets per Share	$7.58	$14.59	$9.30	$28.73	$65.50

Weighted average number of Shares	3,959,583	4,204,121	5,090,353	6,378,804	4,915,342

Year Ended December 31, 2024

		Three months ended			Year ended
	March 31	June 30	September 30	December 31	December 31
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$315	$396	$416	$611	$1,738
Total expenses	315	396	416	611	1,738

Net investment loss	(315)	(396)	(416)	(611)	(1,738)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on palladium transferred to pay expenses	(228)	(213)	(229)	(143)	(813)
Realized gain / (loss) on palladium distributed for the redemption of Shares	(11,719)	(11,584)	(16,344)	(26,096)	(65,743)
Change in unrealized gain on investment in Bullion	(8,862)	984	26,905	(18,379)	648
Total gain / (loss) on investment in palladium	(20,809)	(10,813)	10,332	(44,618)	(65,908)

Change in net assets from operations	$(21,124)	$(11,209)	$9,916	$(45,229)	$(67,646)

Net increase in net assets per Share	$(9.02)	$(3.81)	$3.13	$(10.38)	$(21.10)

Weighted average number of Shares	2,342,582	2,942,857	3,166,304	4,356,929	3,205,255

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2025. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm

Item 9B. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b51 trading arrangement for the year ended December 31, 2025.

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

Steven Dunn – President and Chief Executive Officer

Steven Dunn, CIMA®, is the Head of US Wealth Management at Aberdeen Investments. Mr. Dunn also guides the firm’s strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

Sharon Ferrari – Chief Financial Officer and Treasurer

Sharon Ferrari is currently a Director, Product Management at abrdn Inc. (the parent company of the Sponser). Ms. Ferrari joined abrdn Inc. in 2008. Prior to working at abrdn Inc., Ms. Ferrari worked at Delaware Investments for about 3 years and began her career at SEI Investments. Ms. Ferrari holds a BS in Business Administration from University of Pittsburgh and a MBA from Villanova University.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Audit fees – KPMG	$80,000	$94,000
Audit related fees - KPMG	—	—
	$80,000	$94,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158380 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1(b) filed with the Trust’s Annual Report on Form 10-K for the y ear ended December 31, 2019 filed on February 28, 2020

4.1(c)	Second Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

4.1(d)	Third Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10-K on February 28, 2025.

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158380 on December 31, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018, incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on March 1, 2019

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 filed with the Trust’s Annual Report of Form 10-K on February 29, 2024.

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN PALLADIUM ETF TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

KPMG LLP

Suite 4000

1735 Market Street

Philadelphia, PA 19103-7501

To the Sponsor, Trustee and Shareholders
abrdn Palladium ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Palladium ETF Trust (the Trust) including the schedules of investments, as of December 31, 2025 and December 31, 2024, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and December 31, 2024, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2026 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relates.

KPMG LLP, a Delaware limited liability partnership, and its subsidiaries are part of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee.

Evaluation of the evidence pertaining to the existence of the palladium holdings

As presented on the December 31, 2025 schedule of investments and in Note 2.2, the fair value of the Trust's investment in palladium is $1,000,375 thousand, representing 96.61% of the Trust's net assets, and 638,401.4 ounces of palladium holdings. The investment in palladium was held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the palladium holdings as a critical audit matter. Given the nature and volume of the palladium holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of palladium held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust's records of palladium held to the custodian's records, (2) the approval of palladium deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust's palladium holdings performed at the custodian's locations by a third party engaged by the Trust's sponsor. We obtained a schedule directly from the custodian of the Trust's palladium holdings held by the custodian as of December 31, 2025. We compared the total ounces on such schedule to the Trust's record of palladium holdings. We also attended and observed a part of the physical counts of the Trust's palladium holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust's and custodian's records.

We have served as the Trust’s auditor since 2015.

Philadelphia, Pennsylvania
March 2, 2026

abrdn Palladium ETF Trust

Statements of Assets and Liabilities

At December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: December 31, 2025: $797,137; December 31, 2024: $490,759)	$1,000,375	$354,243
Palladium receivable	35,583	—
Total assets	1,035,958	354,243

LIABILITIES
Fees payable to Sponsor	495	185
Total liabilities	495	185

NET ASSETS(1)	$1,035,462	$354,058

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at December 31, 2025 were 7,275,000 and at December 31, 2024 were 4,262,500. Net asset values per Share at December 31, 2025 and December 31, 2024 were $142.33 and $83.06, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At December 31, 2025 and 2024

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	638,401.4	$797,137	$1,000,375	96.61%
Total investment in palladium	638,401.4	$797,137	$1,000,375	96.61%
Other assets less liabilities			35,087	3.39%
Net Assets			$1,035,462	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	389,706.3	$490,759	$354,243	100.05%
Total investment in palladium	389,706.3	$490,759	$354,243	100.05%
Less liabilities			(185)	(0.05)%
Net Assets			$354,058	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations

For the years ended December 31, 2025, 2024, and 2023

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$3,203	$1,738	$1,464
Total expenses	3,203	1,738	1,464
Net investment loss	(3,203)	(1,738)	(1,464)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on palladium transferred to pay expenses	(227)	(813)	(579)
Realized (loss) on palladium distributed for the redemption of Shares	(14,375)	(65,743)	(10,746)
Change in unrealized gain / (loss) on investment in palladium	339,754	648	(98,593)
Total gain / (loss) on investment in palladium	325,152	(65,908)	(109,918)

Change in net assets from operations	$321,949	$(67,646)	$(111,382)

Net increase / (decrease) in net assets per Share	$65.50	$(21.10)	$(56.28)

Weighted average number of Shares	4,915,342	3,205,225	1,979,041

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2025, 2024 and 2023

	Year Ended December 31, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2025	4,262,500	$354,058
Net investment loss		(3,203)
Realized (loss) on investment in palladium		(14,602)
Change in unrealized gain on investment in palladium		339,754
Creations	4,925,000	557,679
Redemptions	(1,912,500)	(198,224)
Closing balance at December 31, 2025	7,275,000	$1,035,462

	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	2,100,000	$219,309
Net investment loss		(1,738)
Realized (loss) on investment in palladium		(66,556)
Change in unrealized gain on investment in palladium		648
Creations	4,037,500	372,697
Redemptions	(1,875,000)	(170,302)
Closing balance at December 31, 2024	4,262,500	$354,058

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	1,800,000	$295,491
Net investment loss		(1,464)
Realized (loss) on investment in palladium		(11,325)
Change in unrealized (loss) on investment in palladium		(98,593)
Creations	575,000	73,610
Redemptions	(275,000)	(38,410)
Closing balance at December 31, 2023	2,100,000	$219,309

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights

For the years ended December 31, 2025, 2024 and 2023

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$83.06	$104.43	$164.16
Income from investment operations:
Net investment loss	(0.65)	(0.54)	(0.74)
Total realized and unrealized gains or losses on investment in palladium	59.92	(20.83)	(58.99)
Change in net assets from operations	59.27	(21.37)	(59.73)

Net asset value per Share at end of period	$142.33	$83.06	$104.43

Weighted average number of Shares	4,915,342	3,205,225	1,979,041

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	71.36%	(20.46)%	(36.39)%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Notes to the Financial Statements

1.	Organization

The abrdn Palladium ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds palladium and effective June 18, 2024, issues abrdn Physical Palladium Shares ETF (“Shares”) in minimum blocks of 12,500 Shares (also referred to as “Baskets”) in exchange for deposits of palladium and distributes palladium in connection with the redemption of Baskets. The number of Shares in a block that constitutes a Basket for the purposes of creation and redemptions in the Trust was reduced from 50,000 to 25,000 effective April 1, 2019, and reduced from 25,000 to 12,500 effective June 18, 2024. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc., which is a wholly-owned indirect subsidiary of Aberdeen Group plc. The Trust is governed by the Trust Agreement.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2025	December 31, 2024
Level 1
Investment in palladium	$1,000,375	$354,243

There were no transfers between levels during the years ended December 31, 2025 and 2024.

2.3.	Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within one business days of the trade date. At December 31, 2025, the Trust had $35,582,903 of palladium receivable for the creation of Shares and no palladium payable for the redemption of Shares. At December 31, 2024, the Trust had no palladium receivable or payable for the creation or redemption of Shares.

2.4.	Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 12,500 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other palladium bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the palladium required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated palladium account established with the Custodian or a palladium bullion clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2025 or December 31, 2024.

2.6.	Investment in Palladium

Changes in ounces of palladium and their respective values for the years ended December 31, 2025 and 2024 are set out below:

	Year Ended December 31, 2025	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	389,706.3	193,152.2
Creations	425,582.2	369,832.6
Redemptions	(174,310.0)	(171,620.1)
Transfers of palladium to pay expenses	(2,577.1)	(1,658.4)
Closing balance	638,401.4	389,706.3

Investment in palladium
Opening balance	$354,243	$219,421
Creations	522,096	372,697
Redemptions	(198,224)	(170,302)
Realized (loss) / gain on palladium distributed for the redemption of Shares	(14,375)	(65,743)
Transfers of palladium to pay expenses	(2,892)	(1,665)
Realized gain on palladium transferred to pay expenses	(227)	(813)
Change in unrealized gain/(loss) on investment in palladium	339,754	648
Closing balance	$1,000,375	$354,243

abrdn Palladium ETF Trust

Notes to the Financial Statements

2.7.	Expenses / Realized Gains / Losses

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

For the years ended December 31, 2025, 2024 and 2023, the Sponsor’s Fee was $3,203,228, $1,737,833 and $1,464,063, respectively.

At December 31, 2025 and at December 31, 2024, the fees payable to the Sponsor were $495,411 and $185,243, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2025 and 2024.

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

Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Trust’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Trust’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Trust’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Trust’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

abrdn ETFs Sponsor LLC

Date: March 2, 2026	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2026	/s/ Sharon Ferrari*
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit No.	Description
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).