Form 10-K/A
period 2025-12-31
abrdn Palladium ETF Trust
filed 2026-03-03
CIK 1459862

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

As of February 26, 2026, abrdn Palladium ETF Trust had 7,300,000 abrdn Physical Palladium Shares ETF outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 (the “Amendment”) to the Annual Report of the abrdn Palladium ETF Trust (the “Registrant”) on Form 10-K for the year ended December 31, 2025, which was originally filed with the Securities and Exchange Commission on March 2, 2026 (the “Original Filing”).  This Amendment is being filed solely to include KPMG’s Report regarding its opinion on the Internal Controls over Financial Reporting, which was inadvertently omitted in the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment, the Certifications, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. Therefore, Part IV, Item 15 of the Original Filing has been amended to reflect the new Certifications described above.

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

KPMG LLP

Suite 4000

1735 Market Street

Philadelphia, PA 19103-7501

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Palladium ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Palladium ETF Trust's  (the Trust) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments as of December 31, 2025 and December 31, 2024, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.

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

38

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

Philadelphia, Pennsylvania
February 27, 2026

39

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

abrdn ETFs Sponsor LLC

Date: March 3, 2026	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2026	/s/ Sharon Ferrari*
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit No.	Description
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).