Form 10-Q
period 2026-03-31
abrdn Palladium ETF Trust
filed 2026-05-08
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_______________to_______________

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

As of May X, 2026, abrdn Palladium ETF Trust had 6,025,000 abrdn Physical Palladium Shares ETF outstanding.

Abrdn Palladium ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

abrdn Palladium ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2026 (Unaudited) and December 31, 2025

	March 31, 2026	December 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: March 31, 2026: $715,609; December 31, 2025: $797,137)	$790,055	$1,000,375
Palladium receivable	—	35,583
Total assets	790,055	1,035,958

LIABILITIES
Fees payable to Sponsor	447	496
Total liabilities	447	496

NET ASSETS(1)	$789,608	$1,035,462

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at March 31, 2026 were 6,012,500 and at December 31, 2025 were 7,275,000. Net asset values per Share at March 31, 2026 and December 31, 2025 were $131.33 and $142.33, respectively.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At March 31, 2026 (Unaudited) and December 31, 2025

	March 31, 2026
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	545,618.0	$715,609	$790,055	100.06%
Total investment in palladium	545,618.0	$715,609	$790,055	100.06%
Less liabilities			(447)	(0.06)%
Net Assets			$789,608	100.00%

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	638,401.4	$797,137	$1,000,375	96.61%
Total investment in palladium	638,401.4	$797,137	$1,000,375	96.61%
Other assets less liabilities			35,087	3.39%
Net Assets			$1,035,462	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,642	$521
Total expenses	1,642	521

Net investment loss	(1,642)	(521)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on palladium transferred to pay expenses	424	(178)
Realized gain / (loss) on palladium distributed for the redemption of Shares	52,810	(14,652)
Change in unrealized (loss) / gain on investment in palladium	(128,792)	45,378
Total (loss) / gain on investment in palladium	(75,558)	30,548

Change in net assets from operations	$(77,200)	$30,027

Net increase / (decrease) in net assets per Share	$(10.73)	$7.58

Weighted average number of Shares	7,193,333	3,959,583

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2026	7,275,000	$1,035,462
Net investment loss		(1,642)
Realized gain on investment in palladium		53,234
Change in unrealized (loss) on investment in palladium		(128,792)
Creations	625,000	108,781
Redemptions	(1,887,500)	(277,435)
Closing balance at March 31, 2026	6,012,500	$789,608

	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2025	4,262,500	$354,058
Net investment loss		(521)
Realized (loss) on investment in palladium		(14,830)
Change in unrealized gain on investment in palladium		45,378
Creations	412,500	36,250
Redemptions	(575,000)	(51,474)
Closing balance at March 31, 2025	4,100,000	$368,861

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$142.33	$83.06
Income from investment operations:
Net investment loss	(0.23)	(0.13)
Total realized and unrealized gains or losses on investment in palladium	(10.77)	7.04
Change in net assets from operations	(11.00)	6.91

Net asset value per Share at end of period	$131.33	$89.97

Weighted average number of Shares	7,193,333	3,959,583

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	(7.73)%	8.32%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2026, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s palladium. At March 31, 2026, all of the Trust’s palladium was held at ICBC.

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

The London Metal Exchange (the “LME”) is responsible for the administration of the electronic palladium price fixing system (“LMEbullion”) that replicates electronically the manual London palladium fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LBMA Palladium Price AM”) and 2:00 p.m. London time (the “LBMA Palladium Price PM”). In January 2026, the LBMA announced that it intends to appoint ICE Benchmark Administration (“IBA”) to replace the LME as the third-party administrator of the LBMA Palladium prices in mid-2026.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2026	December 31, 2025

Level 1
Investment in palladium	$790,055	$1,000,375

There were no transfers between levels during the three months ended March 31, 2026 or the year ended December 31, 2025.

2.3.	Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within one business day of the trade date. At March 31, 2026, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2025, the Trust had $35,582,903 of palladium receivable for the creation of Shares and no palladium payable for the redemption of Shares.

2.4.	Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 12,500 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company (“DTC”); (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other palladium bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the palladium required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated palladium account, either loco London or loco Zurich, established with the Custodian or a palladium bullion clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2026 or December 31, 2025.

2.6.	Investment in Palladium

Changes in ounces of palladium and their respective values for the three months ended March 31, 2026 and 2025 are set out below:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	638,401.4	389,706.3
Creations	79,460.6	37,642.5
Redemptions	(171,265.8)	(52,510.3)
Transfers of palladium to pay expenses	(978.2)	(562.2)
Closing balance	545,618.0	374,276.3

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

Investment in palladium

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Opening balance	$1,000,375	$354,243
Creations	144,364	36,250
Redemptions	(277,435)	(51,474)
Realized gain / (loss) on palladium distributed for the redemption of Shares	52,810	(14,652)
Transfers of palladium to pay expenses	(1,691)	(531)
Realized gain / (loss) on palladium transferred to pay expenses	424	(178)
Change in unrealized (loss) / gain on investment in palladium	(128,792)	45,378
Closing balance	$790,055	$369,036

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended March 31, 2026 and 2025, the Sponsor’s Fee was $1,641,881 and $521,017, respectively.

At March 31, 2026 and at December 31, 2025, the fees payable to the Sponsor were $446,979 and $495,511, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2026 and 2025.

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

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

2.8.	Segment Reporting

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

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified, other than noted below.

On April 22, 2026, the Sponsor announced a 5-for-1 forward share split (the "Split") of the Shares issued by the Trust.

The Split will apply to shareholders of record as of the close of the markets on May 14, 2026, and will be payable after the close of the markets on May 15, 2026. The Split will be effective prior to the market open on May 18, 2026, when the Shares of the Registrant will trade at their post-Split prices. The ticker symbol and CUSIP number for the Shares will not change.

The Split will decrease the price per Share of the Trust with a proportionate increase in the number of Shares outstanding. In the Split, shareholders will receive five post-Split-Shares for every Share held of record as of the close of the markets on May 14, 2026. The post-Split Shares will be priced at one-fifth the NAV of a pre-Split Share.

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

Shares of the Trust trade on the NYSE Arca, Inc. (“NYSE Arca”) under the symbol “PALL”.

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

Recent Events

On April 22, 2026, the Sponsor announce a 5-for-1 forward share split (the "Split") of the Shares issued by the Trust.

The Split will apply to shareholders of record as of the close of the markets on May 14, 2026, and will be payable after the close of the markets on May 15, 2026. The Split will be effective prior to the market open on May 18, 2026, when the Shares of the Registrant will trade at their post-Split prices. The ticker symbol and CUSIP number for the Shares will not change.

The Split will decrease the price per Share of the Registrant with a proportionate increase in the number of Shares outstanding. In the 5-for-1 Split, shareholders will receive five post-Split-Shares for every Share held of record as of the close of the markets on May 14, 2026. The post-Split Shares will be priced at one-fifth the NAV of a pre-Split Share.

The Quarter Ended March 31, 2026

The Trust’s NAV decreased from $1,035,462,345 at December 31, 2025 to $789,607,931 at March 31, 2026, a 23.74% decrease for the quarter. The change in the Trust’s NAV resulted from a decrease in the price per ounce of palladium, which fell 7.59% from $1,567.00 at December 31, 2025 to $1,448.00 at March 31, 2026 and a decrease in outstanding Shares, which fell from 7,275,000 Shares at December 31, 2025 to 6,012,500 Shares at March 31, 2026, as a result of 625,000 Shares (50 Baskets) being created and 1,887,500 Shares (151 Baskets) being redeemed for the quarter.

The NAV per Share decreased 7.73% from $142.33 at December 31, 2025 to $131.33 at March 31, 2026. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,641,881 for the quarter, or 0.60% of the Trust’s ANAV.

The NAV per Share of $191.20 at January 29, 2026 was the highest during the quarter, compared with a low of $124.45 at March 26, 2026.

The decrease in net assets from operations for the quarter ended March 31, 2026 was $77,200,499, resulting from a change in unrealized loss on investment in palladium of $128,792,060 and the Sponsor’s Fee of $1,641,881, offset by a realized gain of $423,745 on the transfer of palladium to pay expenses and a realized gain of $52,809,697 on palladium distributed for the redemption of Shares. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2026.

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

The NAV per Share increased 8.32% from $83.06 at December 31, 2024 to $89.97 at March 31, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $521,017 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $97.78 at February 3, 2025 was the highest during the quarter, compared with a low of $83.80 at February 28, 2025.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At March 31, 2026, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2026, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended March 31, 2026. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2026:

50 Baskets were created.

151 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
January 2026	4	50,000	0.091
February 2026	44	550,000	0.091
March 2026	103	1,287,500	0.091
	151	1,887,500	0.091

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended March 31, 2026.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

abrdn Palladium ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 8, 2026	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.