Form 10-Q
period 2026-06-30
abrdn Palladium ETF Trust
filed 2026-08-07
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_________________ to_________________

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

As of August 5, 2026, abrdn Palladium ETF Trust had 27,062,500 abrdn Physical Palladium Shares ETF outstanding.

abrdn Palladium ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

abrdn Palladium ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2026 (Unaudited) and December 31, 2025

	June 30, 2026	December 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: June 30, 2026: $651,131; December 31, 2025: $797,137)	$597,981	$1,000,375
Palladium receivable	—	35,583
Total assets	597,981	1,035,958

LIABILITIES
Fees payable to Sponsor	311	496
Palladium payable	6,585	—
Total liabilities	6,896	496

NET ASSETS(1)	$591,085	$1,035,462

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at June 30, 2026 were 26,750,000 and at December 31, 2025 were 36,375,000. Net asset values per Share at June 30, 2026 and December 31, 2025 were $22.10 and $28.47, respectively. After the close of markets on May 14, 2026, the Trust effected a five-for-one forward share split of the Shares issued by the Trust (the "Split"). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At June 30, 2026 (Unaudited) and December 31, 2025

	June 30, 2026
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	490,184.2	$651,131	$597,981	101.17%
Total investment in palladium	490,184.2	$651,131	$597,981	101.17%
Less liabilities			6,896	(1.17)%
Net Assets			$591,085	100.00%

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000’s of US$, except for oz and percentage data)
Palladium	638,401.4	$797,137	$1,000,375	96.61%
Total investment in palladium	638,401.4	$797,137	$1,000,375	96.61%
Other assets less liabilities			35,087	3.39%
Net Assets			$1,035,462	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,162	$582	$2,804	$1,103
Total expenses	1,162	582	2,804	1,103

Net investment loss	(1,162)	(582)	(2,804)	(1,103)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on palladium transferred to pay expenses	160	(138)	584	(315)
Realized gain / (loss) on palladium distributed for the redemption of Shares	3,559	(11,095)	56,369	(25,748)
Change in unrealized (loss) / gain on investment in palladium	(126,964)	73,133	(255,756)	118,512
Change in unrealized (loss) / gain on unsettled creations or redemptions	(632)	—	(632)	—
Total (loss)/gain on investment in palladium	(123,877)	61,900	(199,435)	92,449

Change in net assets from operations	$(125,039)	$61,318	$(202,239)	$91,346

Net increase / (decrease) in net assets per Share(1)	$(4.22)	$2.92	$(6.17)	$4.47

Weighted average number of Shares(1)	29,648,214	21,020,604	32,789,986	20,412,638

(1)	After the close of markets on May 14, 2026, the Trust effected a five-for-one forward share split of the Shares issued by the Trust (the "Split"). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(Amounts in 000’s of US$, except for Share data)(1)	Shares	Amount	Shares	Amount
Opening balance	30,062,500	$789,608	20,500,000	$368,861
Net investment loss		(1,162)		(582)
Realized gain / (loss) on investment in palladium		3,719		(11,233)
Change in unrealized (loss)/gain on investment in palladium		(126,964)		73,133
Change in unrealized (loss) / gain on unsettled creations or redemptions		(632)		—
Creations	2,500,000	69,097	6,437,500	118,740
Redemptions	(5,812,500)	(142,581)	(2,000,000)	(33,636)
Closing balance	26,750,000	$591,085	24,937,500	$515,283

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(Amounts in 000’s of US$, except for Share data)(1)	Shares	Amount	Shares	Amount
Opening balance	36,375,000	$1,035,462	21,312,500	$354,058
Net investment loss		(2,804)		(1,103)
Realized gain / (loss) on investment in palladium		56,369		(26,063)
Change in unrealized (loss)/gain on investment in palladium		(255,756)		118,512
Change in unrealized (loss) / gain on unsettled creations or redemptions		(632)		—
Creations	5,625,000	177,878	8,500,000	154,990
Redemptions	(15,250,000)	(420,016)	(4,875,000)	(85,111)
Closing balance	26,750,000	$591,085	24,937,500	$515,283

(1)	After the close of markets on May 14, 2026, the Trust effected a five-for-one forward share split of the Shares issued by the Trust (the "Split"). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Per Share Performance (for a Share outstanding throughout the entire period)(1)
Net asset value per Share at beginning of period	$26.27	$17.99	$28.47	$16.61
Income from investment operations:
Net investment loss	(0.04)	(0.03)	(0.09)	(0.05)
Total realized and unrealized gains or losses on investment in palladium	(4.13)	2.70	(6.28)	4.10
Change in net assets from operations	(4.17)	2.67	(6.37)	4.05

Net asset value per Share at end of period	$22.10	$20.66	$22.10	$20.66

Weighted average number of Shares	29,648,214	21,020,604	32,789,986	20,412,638

Expense ratio(2)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(2)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(3)	(15.87)%	14.83%	(22.37)%	24.38%

(1)	After the close of markets on May 14, 2026, the Trust effected a five-for-one forward share split of the Shares issued by the Trust (the "Split"). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.
(2)	Annualized for periods less than one year.
(3)	Total return is not annualized.

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

After the close of markets on May 14, 2026, the Trust effected a five-for-one forward share split of the Shares issued by the Trust (the "Split"). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical palladium, in proportions held by the Trust, less the Trust’s expenses. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the palladium market through an investment in securities.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2026, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s palladium. At June 30, 2026, all of the Trust’s palladium was held at ICBC.

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

ICE Benchmark Administration Limited ("IBA") is responsible for the administration of the LBMA Palladium Price and the electronic auctions through which the benchmark prices are established. Effective July 1, 2026, IBA assumed responsibility for administering the LBMA Palladium Price and the related daily auctions from the London Metal Exchange. The IBA-operated auction process establishes and publishes benchmark prices for troy ounces of palladium twice each London trading day during auction sessions beginning at 9:45 a.m. London time (the "LBMA Palladium Price AM") and 2:00 p.m. London time (the "LBMA Palladium Price PM").

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2026	December 31, 2025

Level 1
Investment in palladium	$597,981	$1,000,375

There were no transfers between levels during the six months ended June 30, 2026 or the year ended December 31, 2025.

2.3.	Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within one business day of the trade date. At June 30, 2026, the Trust had no palladium receivable for the creation of Shares and $6,585,440 of palladium payable for the redemption of Shares. At December 31, 2025, the Trust had $35,582,903 of palladium receivable for the creation of Shares and no palladium payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2026 or December 31, 2025.

2.6.	Investment in Palladium

Changes in ounces of palladium and their respective values for the three and six months ended June 30, 2026 and 2025 are set out below:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	545,618.0	374,276.3
Creations	50,763.4	117,359.5
Redemptions	(105,335.9)	(36,489.5)
Transfers of palladium to pay expenses	(861.3)	(537.7)
Closing balance	490,184.2	454,608.6

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Investment in palladium
Opening balance	$790,055	$369,036
Creations	69,096	118,740
Redemptions	(135,995)	(33,636)
Realized gain / (loss) on palladium distributed for the redemption of Shares	3,559	(11,095)
Transfers of palladium to pay expenses	(1,298)	(514)
Realized gain / (loss) on palladium transferred to pay expenses	160	(138)
Change in unrealized (loss) / gain on investment in palladium	(126,964)	73,133
Change in unrealized (loss) / gain on unsettled creations or redemptions	(632)	—
Closing balance	$597,981	$515,526

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	638,401.4	389,706.3
Creations	130,224.0	155,002.0
Redemptions	(276,601.7)	(88,999.8)
Transfers of palladium to pay expenses	(1,839.5)	(1,099.9)
Closing balance	490,184.2	454,608.6

Investment in palladium
Opening balance	$1,000,375	$354,243
Creations	213,460	154,990
Redemptions	(413,430)	(85,111)
Realized gain / (loss) on palladium distributed for the redemption of Shares	56,369	(25,748)
Transfers of palladium to pay expenses	(2,989)	(1,045)
Realized gain / (loss) on palladium transferred to pay expenses	584	(315)
Change in unrealized (loss) / gain on investment in palladium	(255,756)	118,512
Change in unrealized (loss) / gain on unsettled creations or redemptions	(632)	—
Closing balance	$597,981	$515,526

2.7.	Expenses / Realized Gains / Losses

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

Notes to the Financial Statements (Unaudited)

For the three months ended June 30, 2026 and 2025, the Sponsor’s Fee was $1,161,743 and $582,088, respectively. For the six months ended June 30, 2026 and 2025, the Sponsor’s Fee was $2,803,624 and $1,103,106, respectively.

At June 30, 2026 and at December 31, 2025, the fees payable to the Sponsor were $310,818 and $495,511, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2026 and 2025.

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

Recent Events

After the close of markets on May 14, 2026, the Trust effected a five-for-one forward share split of the Shares issued by the Trust (the "Split").

The Split applied to shareholders of record as of the close of the markets on May 14, 2026, and was payable after the close of the markets on May 15, 2026. The Split was effective prior to the market open on May 18, 2026, when the Shares of the Trust began trading at their post-Split prices. In the five-for-one Split, shareholders received five post-Split-Shares for every Share held of record as of the close of the markets on May 14, 2026.

The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

The Quarter Ended June 30, 2026

The Trust’s NAV decreased from $789,607,931 at March 31, 2026 to $591,084,802 at June 30, 2026, a 25.14% decrease for the quarter. The change in the Trust’s NAV resulted from a decrease in the price per ounce of palladium, which fell 15.75% from $1,448.00 at March 31, 2026 to $1,220.00 at June 30, 2026 and a decrease in outstanding Shares, which fell from 30,062,500 Shares at March 31, 2026 to 26,750,000 Shares at June 30, 2026, as a result of 2,500,000 Shares (200 Baskets) being created and 5,812,500 Shares (465 Baskets) being redeemed for the quarter.

The NAV per Share decreased 15.87% from $26.27 at March 31, 2026 to $22.10 at June 30, 2026. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $1,161,743 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $29.00 at April 8, 2026 was the highest during the quarter, compared with a low of $21.41 at June 24, 2026.

The decrease in net assets from operations for the quarter ended June 30, 2026 was $125,037,857, resulting from a change in unrealized loss on investment in palladium of $126,963,660, an unrealized loss on unsettled creations or redemptions of 632,157 and the Sponsor’s Fee of $1,161,743, offset by a realized gain of $160,447 on the transfer of palladium to pay expenses and a realized gain of $3,559,256 on palladium distributed for the redemption of Shares. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2026.

The Six Months Ended June 30, 2026

The Trust’s NAV decreased from $1,035,462,345 at December 31, 2025 to $591,084,802 at June 30, 2026, a 42.92% decrease for the period. The change in the Trust’s NAV resulted from a decrease in the price per ounce of palladium, which fell 22.14% from $1,567.00 at December 31, 2025 to $1,220.00 at June 30, 2026 and a decrease in outstanding Shares, which fell from 36,375,000 Shares at December 31, 2025 to 26,750,000 Shares at June 30, 2026, as a result of 5,625,000 Shares (450 Baskets) being created and 15,250,000 Shares (1,220 Baskets) being redeemed for the period.

The NAV per Share decreased 22.37% from $28.47 at December 31, 2025 to $22.10 at June 30, 2026. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $2,803,624 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $38.24 at January 29, 2026 was the highest during the period, compared with a low of $21.41 at June 24, 2026.

The decrease in net assets from operations for the period ended June 30, 2026 was $202,238,357, resulting from a change in unrealized loss on investment in palladium of $255,755,720, an unrealized loss on unsettled creations or redemptions of 632,157 and the Sponsor’s Fee of $2,803,624, offset by a realized gain of $584,192 on the transfer of palladium to pay expenses and a realized gain of $56,368,952 on palladium distributed for the redemption of Shares. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At June 30, 2026, the Trust did not have any cash balances. The Trust's only source of liquidity is its transfers and sales of palladium.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended June 30, 2026. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2026:

200 Baskets were created.

465 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
April 2026	130	1,625,000	0.091
May 2026	70	875,000	0.091
June 2026	265	3,312,500	0.091
	465	5,812,500	0.091

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2026.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

abrdn Palladium ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 7, 2026	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.