Form 10-Q
period 2026-09-30
abrdn Palladium ETF Trust
filed 2026-11-06
CIK 1459862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_________________to_________________

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

As of November 5, 2026, abrdn Palladium ETF Trust had 28,787,500 abrdn Physical Palladium Shares ETF outstanding.

abrdn Palladium ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

abrdn Palladium ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2026 (Unaudited) and December 31, 2025

	September 30, 2026	December 31, 2025
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in palladium (cost: September 30, 2026: $693,864; December 31, 2025: $797,137)	$637,610	$1,000,375
Palladium receivable	—	35,583
Total assets	637,610	1,035,958

LIABILITIES
Fees payable to Sponsor	321	496
Total liabilities	321	496

NET ASSETS(1)	$637,289	$1,035,462

(1)

Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2026 were 28,837,500 and at December 31, 2025 were 36,375,000. Net asset values per Share at September 30, 2026 and December 31, 2025 were $22.10 and $28.47, respectively. After the close of markets on May 14, 2026, the Trust effected a five-for-one forward share split of the Shares issued by the Trust (the "Split"). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Schedules of Investments

At September 30, 2026 (Unaudited) and December 31, 2025

	September 30, 2026
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	521,775.4	$693,864	$637,610	100.05%
Total investment in palladium	521,775.4	$693,864	$637,610	100.05%
Less liabilities			(321)	(0.05)%
Net Assets			$637,289	100.00%

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in palladium (in 000's of US$, except for oz and percentage data)
Palladium	638,401.4	$797,137	$1,000,375	96.61%
Total investment in palladium	638,401.4	$797,137	$1,000,375	96.61%
Other assets less liabilities			35,087	3.39%
Net Assets			$1,035,462	100.00%

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$996	$819	$3,800	$1,922
Total expenses	996	819	3,800	1,922

Net investment loss	(996)	(819)	(3,800)	(1,922)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on palladium transferred to pay expenses	(22)	(28)	562	(344)
Realized (loss) / gain on palladium distributed for the redemption of Shares	(2,031)	1,274	54,338	(24,473)
Change in unrealized (loss) / gain on investment in palladium	(3,736)	46,906	(259,492)	165,417
Change in unrealized gain on unsettled creations or redemptions	632	—	—	—
Total (loss)/gain on investment in palladium	(5,157)	48,152	(204,592)	140,600

Change in net assets from operations	$(6,153)	$47,333	$(208,392)	$138,678

Net increase / (decrease) in net assets per Share(1)	$(0.22)	$1.86	$(6.69)	$6.27

Weighted average number of Shares(1)	27,978,261	25,451,765	31,168,381	22,110,805

(1)	After the close of markets on May 14, 2026, the Trust effected a five-for-one forward share split of the Shares issued by the Trust (the "Split"). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(Amounts in 000's of US$, except for Share data)(1)	Shares	Amount	Shares	Amount
Opening balance	26,750,000	$591,085	24,937,500	$515,283
Net investment loss		(996)		(819)
Realized (loss) / gain on investment in palladium		(2,053)		1,246
Change in unrealized (loss)/gain on investment in palladium		(3,736)		46,906
Change in unrealized gain on unsettled creations or redemptions		632		—
Creations	3,650,000	88,536	5,125,000	111,604
Redemptions	(1,562,500)	(36,179)	(2,375,000)	(52,103)
Closing balance	28,837,500	$637,289	27,687,500	$622,117

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(Amounts in 000's of US$, except for Share data)(1)	Shares	Amount	Shares	Amount
Opening balance	36,375,000	$1,035,462	21,312,500	$354,058
Net investment loss		(3,800)		(1,922)
Realized gain / (loss) on investment in palladium		54,900		(24,817)
Change in unrealized (loss)/gain on investment in palladium		(259,492)		165,417
Creations	9,275,000	266,414	13,625,000	266,594
Redemptions	(16,812,500)	(456,195)	(7,250,000)	(137,213)
Closing balance	28,837,500	$637,289	27,687,500	$622,117

(1)	After the close of markets on May 14, 2026, the Trust effected a five-for-one forward share split of the Shares issued by the Trust (the "Split"). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

abrdn Palladium ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Per Share Performance (for a Share outstanding throughout the entire period)(1)
Net asset value per Share at beginning of period	$22.10	$20.66	$28.47	$16.61
Income from investment operations:
Net investment loss	(0.04)	(0.03)	(0.22)	(0.09)
Total realized and unrealized gains or losses on investment in palladium	0.04	1.84	(6.15)	5.94
Change in net assets from operations	—	1.81	(6.37)	5.86

Net asset value per Share at end of period	$22.10	$22.47	$22.10	$22.47

Weighted average number of Shares	27,978,261	25,451,765	31,168,381	22,110,805

Expense ratio(2)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(2)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(3)	–%	8.75%	(22.37)%	35.26%

(1)	After the close of markets on May 14, 2026, the Trust effected a five-for-one forward share split of the Shares issued by the Trust (the "Split"). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

(2)	Annualized for periods less than one year.
(3)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2026, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s palladium. At September 30, 2026, all of the Trust’s palladium was held at ICBC.

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

ICE Benchmark Administration Limited ("IBA") is responsible for the administration of the LBMA Palladium Price and the electronic auctions through which the benchmark prices are established. Effective July 1, 2026, IBA assumed responsibility for administering the LBMA Palladium Price and the related daily auctions from the London Metal Exchange. The IBA-operated auction process establishes and publishes benchmark prices for troy ounces of palladium twice each London trading day during auction sessions beginning at 9:45a.m. London time (the "LBMA Palladium Price AM") and 2:00 p.m. London time (the "LBMA Palladium Price PM").

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2026	December 31, 2025

Level 1
Investment in palladium	$637,610	$1,000,375

There were no transfers between levels during the nine months ended September 30, 2026 or the year ended December 31, 2025.

2.3.    Palladium Receivable and Payable

Palladium receivable or payable represents the quantity of palladium covered by contractually binding orders for the creation or redemption of Shares respectively, where the palladium has not yet been transferred to or from the Trust’s account. Generally, ownership of palladium is transferred within one business day of the trade date. At September 30, 2026, the Trust had no palladium receivable or payable for the creation or redemption of Shares. At December 31, 2025, the Trust had $35,582,903 of palladium receivable for the creation of Shares and no palladium payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2026 or December 31, 2025.

2.6.    Investment in Palladium

Changes in ounces of palladium and their respective values for the three and nine months ended September 30, 2026 and 2025 are set out below:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	490,184.2	454,608.6
Creations	60,623.8	93,298.9
Redemptions	(28,272.9)	(43,252.9)
Transfers of palladium to pay expenses	(759.7)	(682.7)
Closing balance	521,775.4	503,971.9

abrdn Palladium ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Investment in palladium
Opening balance	$597,981	$515,526
Creations	88,537	111,604
Redemptions	(42,765)	(52,103)
Realized (loss) / gain on palladium distributed for the redemption of Shares	(2,031)	1,274
Transfers of palladium to pay expenses	(986)	(774)
Realized (loss) on palladium transferred to pay expenses	(22)	(28)
Change in unrealized (loss) / gain on investment in palladium	(3,736)	46,906
Change in unrealized (loss) / gain on unsettled creations or redemptions	632	—
Closing balance	$637,610	$622,405

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of palladium
Opening balance	638,401.4	389,706.3
Creations	190,847.8	248,300.9
Redemptions	(304,874.6)	(132,252.7)
Transfers of palladium to pay expenses	(2,599.2)	(1,782.6)
Closing balance	521,775.4	503,971.9

Investment in palladium
Opening balance	$1,000,375	$354,243
Creations	301,997	266,594
Redemptions	(456,195)	(137,213)
Realized gain / (loss) on palladium distributed for the redemption of Shares	54,338	(24,473)
Transfers of palladium to pay expenses	(3,975)	(1,819)
Realized gain / (loss) on palladium transferred to pay expenses	562	(344)
Change in unrealized (loss) / gain on investment in palladium	(259,492)	165,417
Closing balance	$637,610	$622,405

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

For the three months ended September 30, 2026 and 2025, the Sponsor’s Fee was $996,499 and $819,311, respectively. For the nine months ended September 30, 2026 and 2025, the Sponsor’s Fee was $3,800,462 and $1,922,417, respectively.

At September 30, 2026 and at December 31, 2025, the fees payable to the Sponsor were $320,881 and $495,511, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay these expenses. When selling palladium to pay expenses, the Trustee will endeavor to sell the smallest amounts of palladium needed to pay these expenses in order to minimize the Trust’s holdings of assets other than palladium. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2026 and 2025.

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

The Trust issues and redeems Shares only in exchange for palladium and only in aggregations of 12,500 Shares effective June 18, 2024 (prior to June 18, 2024, the number of Shares that constituted a Basket was 25,000 Shares) or integral multiples thereof (each, a "Basket"), and only in transactions with registered broker-dealers (or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution) that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”).

Shares of the Trust trade on the NYSE Arca, Inc. ("NYSE Arca") under the symbol “PALL”.

Valuation of Palladium and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee evaluates the palladium held by the Trust and determines the NAV of the Trust.

At the Evaluation Time, the Trustee will value the Trust's palladium on the basis of the London Bullion Market Association ("LBMA") Palladium Price PM. If there is no LBMA Palladium Price PM on any day, the Trustee is authorized to use the LBMA Palladium Price AM announced on that day. If neither price is available for that day, the Trust will value its palladium based on the most recently announced LBMA Palladium Price PM or LBMA Palladium Price AM, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the applicable LBMA Palladium Price PM or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s palladium is not an appropriate basis for evaluation of the Trust’s palladium, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA Palladium Price PM or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s palladium or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Quarter Ended September 30, 2026

The Trust’s NAV increased from $591,084,802 at June 30, 2026 to $637,288,698 at September 30, 2026, a 7.82% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of palladium, which rose 0.16% from $1,220.00 at June 30, 2026 to $1,222.00 at September 30, 2026 and an increase in outstanding Shares, which rose from 26,750,000 Shares at June 30, 2026 to 28,837,500 Shares at September 30, 2026, as a result of 3,650,000 Shares (292 Baskets) being created and 1,562,500 Shares (125 Baskets) being redeemed for the quarter.

The NAV per Share did not change from $22.10 at June 30, 2026 to $22.10 at September 30, 2026. The Trust’s NAV per Share did not change compared to the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $996,838 for the quarter, or 0.60% of the Trust’s ANAV.

The NAV per Share of $26.13 at August 28, 2026 was the highest during the quarter, compared with a low of $21.82 at July 1, 2026.

The decrease in net assets from operations for the quarter ended September 30, 2026 was $6,153,625, resulting from a realized loss of $22,235 on the transfer of palladium to pay expenses, a realized loss of $2,031,535 on palladium distributed for the redemption of Shares, a change in unrealized loss on investment in palladium of $3,736,174 and the Sponsor’s Fee of $996,838, offset by an unrealized gain on unsettled creations or redemptions of $632,157. Other than the Sponsor's Fee, the Trust had no expenses during the quarter ended September 30, 2026.

The Nine Months Ended September 30, 2026

The Trust’s NAV decreased from $1,035,462,345 at December 31, 2025 to $637,288,698 at September 30, 2026, a 38.45% decrease for the period. The change in the Trust’s NAV resulted from a decrease in the price per ounce of palladium, which fell 22.02% from $1,567.00 at December 31, 2025 to $1,222.00 at September 30, 2026 and a decrease in outstanding Shares, which fell from 36,375,000 Shares at December 31, 2025 to 28,837,500 Shares at September 30, 2026, as a result of 9,275,000 Shares (742 Baskets) being created and 16,812,500 Shares (1,345 Baskets) being redeemed for the period.

The NAV per Share decreased 22.37% from $28.47 at December 31, 2025 to $22.10 at September 30, 2026. The Trust’s NAV per Share fell slightly more than the price per ounce of palladium on a percentage basis due to the Sponsor’s Fee, which was $3,800,461 for the period, or 0.60% of the Trust’s ANAV.

The NAV per Share of $38.24 at January 29, 2026 was the highest during the period, compared with a low of $21.41 at June 24, 2026.

The decrease in net assets from operations for the period ended September 30, 2026 was $208,391,981 resulting from a change in unrealized loss on investment in palladium of $259,491,894 and the Sponsor’s Fee of $3,800,461, offset by a realized gain of $561,956 on the transfer of palladium to pay expenses and a realized gain of $54,338,418 on palladium distributed for the redemption of Shares. Other than the Sponsor's Fee, the Trust had no expenses during the period ended September 30, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s palladium as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell palladium to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of palladium to the Sponsor. At September 30, 2026, the Trust did not have any cash balances. The Trust’s only source of liquidity is its transfers and sales of palladium.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended September 30, 2026. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2026:

292 Baskets were created.

125 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of palladium per Share
July 2026	41	512,500	0.091
August 2026	—	—	—
September 2026	84	1,050,000	0.091
	125	1,562,500	0.091

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended September 30, 2026.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

abrdn Palladium ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 6, 2026	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.